Form 10-K
period 1993-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1994-01-27
CIK 51296

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 FORM 10-K

    ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1993
                                    OR
    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      to

Commission file number 1-5236

                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                   -------------------------------------------

             (Exact name of registrant as specified in its charter)

                    Delaware                            36-1264810
        -------------------------------             -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois        60611
- --------------------------------------------------  -------------------
     (Address of principal executive offices)           (Zip Code)

  Registrant's telephone number, including area code (312) 836-2000

     Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
               Title of Each Class              on Which Registered
- ------------------------------------------      -----------------------
Sinking fund debentures:  8-5/8%, due 1995      New York Stock Exchange
Sinking fund debentures:  6-1/4%, due 1998      New York Stock Exchange
Sinking fund debentures:  9%, due 2004          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

                                   None
                                   ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days:  Yes  X   No
                                                               ---    ----

     As of January 20, 1994 the number of shares outstanding of the registrant's capital stock was 1,000.

                    Document Incorporated by Reference
                    ----------------------------------
Navistar Financial Corporation 1993 Annual Report on Form 10-K (Part IV)

     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  NAVISTAR INTERNATIONAL TRANSPORTATION CORP.

                                   FORM 10-K

                              Year Ended October 31, 1993

                                     INDEX
                                                          10-K Page
                                                          ---------
PART I

  Item 1.  Business ....................................       3
  Item 2.  Properties ..................................      13
  Item 3.  Legal Proceedings ...........................      13
  Item 4.  Submission of Matters to a Vote
             of Security Holders (A) ...................      16

PART II

  Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters ...........      16
  Item 6.  Selected Financial Data (A) .................      16
  Item 7.  Management's Discussion and Analysis
             of Results of Operations
             and Financial Condition ...................      17
  Item 8.  Financial Statements and Supplementary Data .      28
           Independent Auditors' Report ................      62
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ....      64

PART III

  Item 10. Directors and Executive Officers
             of the Registrant (A) .....................      64
  Item 11. Executive Compensation (A) ..................      64
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management (A) .................      64
  Item 13. Certain Relationships
            and Related Transactions (A) ...............      64

PART IV

  Item 14. Exhibits, Financial Statement Schedules
             and Reports on Form 8-K ...................      65

SIGNATURES

  Principal Accounting Officer .........................      67
  Directors ............................................      68

POWER OF ATTORNEY ......................................      68

SCHEDULES ..............................................     F-1

EXHIBITS ...............................................     E-1

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Corporation and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

                                     PART I

Item 1.  BUSINESS

     Navistar International Transportation Corp., hereinafter referred to as "the Company" and "Transportation," is the wholly-owned subsidiary of a holding company, Navistar International Corporation, hereinafter referred to as "Navistar" and the "Parent Company."

     Transportation, operates in one principal business segment, the manufacture and marketing of medium and heavy diesel trucks, including school bus chassis, mid-range diesel engines and service parts in North America and in selected export markets. Transportation is the industry market share leader in the North American combined medium and heavy truck market, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation also produces mid-range diesel engines for use in its medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 950 North American dealer and distribution outlets. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial". See "Important Supporting Operations".

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     Transportation competes in the North American market for medium and heavy trucks, including school bus chassis, which spans weight classes 5 and above (16,000 lbs. and over). This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency and the specifications of equipment.

     The following table shows retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1993, in thousands of units.

                                       YEARS ENDED OCTOBER 31,
                                       -----------------------

                              1993     1992     1991     1990     1989
                              -----    -----    -----    -----    -----

Medium trucks
  and school bus chassis ..   122.5    118.3    120.1    149.8    162.8
Heavy trucks ..............   166.4    125.2    109.0    139.0    172.2
                              -----    -----    -----    -----    -----
Total .....................   288.9    243.5    229.1    288.8    335.0
                              =====    =====    =====    =====    =====

     Source: Based upon monthly data by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada and other sources.

     The North American truck market is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan, Mitsubishi) are attempting to increase their North American sales levels. The intensity of this competitiveness, which is expected to continue, results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling and utility and a comprehensive distribution system.

TRANSPORTATION MARKET SHARE

     Transportation delivered 79,800 medium and heavy trucks in North America in fiscal 1993, compared to a total of 69,300 for fiscal 1992, an increase of 15.1% in overall units. Transportation's combined share of the medium and heavy truck market in 1993 was 27.6%; continuing its leadership in combined market share in North America over the last 13 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product by dollar amount:

                                     YEARS ENDED OCTOBER 31,
                                    --------------------------
PRODUCT CLASS                       1993       1992       1991
- -------------                       ----       ----       ----

Medium trucks
  and school bus chassis ........     35%        40%        44%
Heavy trucks ....................     40         34         31
Service parts ...................     14         16         16
Engines .........................     11         10          9
                                    ----       ----       ----
  Total .........................    100%       100%       100%
                                    ====       ====       ====

     Transportation offers a full line of medium and heavy trucks, with the objective of serving the customer better and more effectively by addressing requirements for increased performance and value. Transportation has made continuing improvements in its heavy truck image and performance and has responded to drivers' desires for increased amenities with the introduction of new sleeper compartments, interiors and aerodynamic chassis skirts for premium conventional models. New interiors were also introduced for cabover and severe service trucks. In addition, new mid-range DT 408 and DT 466 diesel engines were introduced into the medium model trucks which meet 1994 diesel emission control standards without the need for catalytic converters. These engines will further enhance medium truck operating performance and life.

     In 1993, Transportation introduced new products including the 9200 model premium conventional tractor as well as other enhancements to its products to improve operating performance and durability. In addition, Transportation has launched special "NavTrucks" programs to meet the needs of customers in targeted regional vocations. Each NavTruck program tailors existing medium, heavy and severe service truck models to an individual regional vocation by packaging appropriate vehicle specifications and marketing programs.

     According to a recent survey conducted by J. D. Power and Associates on 1993 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product and service for medium conventional trucks.

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Chassis have traditionally been sold to body companies, which complete the buses and deliver them to the ultimate customer. Transportation manufactures chassis for conventional and transit-style school buses, as well as chassis for use in small capacity buses designed to meet the needs of disabled students. In addition to its traditional chassis business, Transportation has invested in American Transportation Corporation (AmTran), a manufacturer of school bus bodies. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers the potential for improved production and marketing efficiencies and a reduction in the school bus order cycle.

     Transportation offers only diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability
over gasoline-powered vehicles.    Transportation's heavy trucks use
diesel engines purchased from outside suppliers, while its medium trucks are powered by diesel engines manufactured by Transportation. In 1993, Transportation launched its all new world class series of in-line six cylinder diesel engines for bus, medium and heavy models. Transportation is the leading supplier of mid-range diesel engines in the 150-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Based upon information published by R.L. Polk & Company, diesel-powered medium truck shipments represented 81% of all medium truck shipments for fiscal year 1993 in North America.

     Transportation's North American truck manufacturing operations consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own medium range truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1993.

                                       YEARS ENDED OCTOBER 31,
                             -------------------------------------------
                               1993     1992     1991     1990     1989
                             -------  -------  -------  -------  -------

Production units ..........   88,274   73,901   70,502   80,737   90,897
Total production
  capacity ................  106,032  106,088  106,762  114,402  119,325

Capacity utilization ......     83.3%    69.7%    66.0%    70.6%    76.2%


     Total production capacity varies as a result of changes in the number of days of production during a year as well as changes in production constraints.


ENGINE & FOUNDRY

     Transportation builds diesel engines for use in its medium trucks and for sale to original equipment manufacturers. Production in 1993 totalled 175,500 units, an increase of 18% from the 149,000 units produced in 1992. In 1993, Transportation produced the DTA 466 (195-270 horsepower), DTA 360 (170-190 horsepower) and 7.3 liter (155-190 horsepower) mid-range diesel engines. In September 1993, the DT 408 (175-230 horsepower) was introduced which replaced the DTA 360 while the DT 466 (195-275 horsepower) replaced the DTA 466. Transportation believes that its family of mid-range diesel engines, each designed to provide superior performance in customer applications, offers both the lowest cost of ownership and excellent durability to users.

     Based on U.S. registrations published by R.L. Polk & Company, the 7.3 liter diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, the 7.3 liter engine and the predecessor 6.9 liter engine have had significant external sales.

     Engine sales to original equipment manufacturers are primarily made to a major automotive company, which currently accounts for approximately 91% of sales, and to DINA Camiones, S.A. (DINA), a major truck manufacturer in Mexico. The automotive company uses the engine in all of its diesel-powered light trucks and vans having a gross vehicle weight between 8,500 pounds and 14,000 pounds. Shipments to original equipment manufacturers totalled a record 118,200 units in 1993, an increase of 21% from the 97,400 units shipped in 1992.

    In addition to the use of foundry castings in its products, Transportation sells castings to other original equipment manufacturers. Sales of rough grey iron engine blocks and cylinder heads to Consolidated Diesel Corporation (CDC) for its B and C engines were 24,700 tons in 1993 and represented 26% of total foundry capacity. 1993 was the fifth year of a five year agreement with CDC.

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1993.

                                       YEARS ENDED OCTOBER 31,
                             -------------------------------------------
                               1993     1992     1991     1990     1989
                             -------  -------  -------  -------  -------

Engine production units ...  175,464  148,991  126,103  160,434  169,797
Total production
  capacity ................  166,260  166,260  166,720  166,720  167,242
Capacity utilization ......    105.5%    89.6%    75.6%    96.2%   101.5%

     Total production capacity varies as a result of changes in product mix.

     Transportation recently completed a major capital improvement program in its engine facilities to manufacture a new generation of mid-range diesel engines in both the in-line six cylinder and V-8 configurations to be used in its trucks and school bus chassis and also sold to other original equipment manufacturers. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, longer life, and meet current emission requirements through 1997. The engines also will be offered in a wider horsepower range, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base.

     In September 1993, Transportation introduced three new in-line six cylinder engines that replaced its current DT family of engines in International medium trucks. These new engines, which offer displacements of 408, 466 and 530 cubic inches and encompass a horsepower range from 175 to 300, feature 20 percent longer life as a result of larger main and rod bearings, stronger crankshafts, gear driven accessories and, in 1994, electronically controlled fuel systems will be introduced. With their expanded horsepower range and larger displacement, Transportation will also be able to offer the new engines as a lighter-weight, more cost-effective product, which meets emission standards, to customers who currently buy heavier engines from other suppliers.

     The 7.3 Liter V-8 diesel engine product will also be replaced in February 1994, when Transportation begins production of an entirely new product, with electronically controlled fuel injection. This new diesel engine will offer significant customer advantages, with a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque, when compared to Transportation's existing V-8 product. The new V-8 also will meet the 1994 emissions requirements cost-effectively and will allow such options as cruise control, electronically controlled power take-off and diagnostics capabilities. Transportation has entered into an agreement to supply the new 7.3 Liter engine to a major automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas.
Transportation has entered into an agreement with Detroit Diesel
Corporation to develop a natural gas engine based upon one of Transportation's existing engines and Detroit Diesel's electronic alternative fuel technology.

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin and to the maintenance of its medium and heavy truck customer base. In North America, Transportation operates seven regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of North America. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1993, service parts sales increased as a result of higher net selling prices, export business expansion and growth in dealer and national accounts.

MARKETING AND DISTRIBUTION

     North American Operations. Transportation's truck products are distributed in virtually all key markets in North America through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in North America was composed of 950, 952 and 919 dealers and retail outlets at October 31, 1993, 1992 and 1991, respectively. Included in these totals were 467, 460 and 415 secondary and associate locations at October 31, 1993, 1992 and 1991, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a Canadian general office. Transportation has a national account sales group responsible for its 175 major national account customers.

     Transportation's 10 retail and 6 wholesale North American used truck centers provide sales and trade-in benefits to its dealers and retail customers.

     International Operations. International Operations exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world and is active in procurement of United States Government business worldwide. Transportation exported 5,300 trucks in 1993 and 4,900 trucks in 1992 and cumulatively, from 1986 through 1992, was the leading North American exporter of Class 6-8 trucks from the United States and Canada, according to data provided by the AAMA.

     In Mexico, Transportation has an agreement with DINA to supply product technology, components and technical services for assembly of DINA trucks and buses. In 1993, Transportation exported almost 7,000 engines to DINA, bringing the total engines shipped to approximately 20,000 over the past three years. Transportation also has initiated sales of the in-line six cylinder family of mid-range diesel engines to Perkins Group, Ltd., of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and to a lesser extent lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. To a minor extent, sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During fiscal 1993 and 1992, Navistar Financial provided wholesale financing for 90% and 89%, respectively, of the new truck units sold by Transportation to its dealers and distributors, and retail financing for approximately 15% and 14%, respectively, of the new truck units sold by Transportation and its dealers and distributors in the United States.

     Navistar Financial's wholly-owned insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     Third Party Sales Financing Agreements.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During fiscal 1993 and 1992, Associates provided 10% and 11%, respectively, of the wholesale financing utilized by Transportation's dealers and distributors.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

     Foreign Insurance Subsidiaries.   Harbour Assurance Company of
Bermuda Limited offers a variety of programs to Transportation, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various Transportation policies. The company also writes minimal third party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New models are introduced and improvements of current models are made, from time to time, in accordance with operating plans and market requirements and not on a predetermined cycle.

     During 1993, capital expenditures totalled $110 million. Major product program expenditures included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture a new generation of mid-range diesel engines to be used in trucks and school bus chassis manufactured by Transportation and also sold to other original equipment manufacturers. Transportation began introducing these engines in the fall of 1993. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

     Capital expenditures totalled $55 million in 1992. Major product program expenditures included machinery and equipment to manufacture the new series of mid-range diesel engines at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations. In 1991, capital expenditures were $77 million.

     Product development is an ongoing process at Transportation.
Research and development activities are directed toward the introduction of new products and improvement of existing products and processes used in their manufacture. Spending for company-sponsored activities totalled $95 million, $90 million and $87 million for 1993, 1992 and 1991, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:

          AT OCTOBER 31    MILLIONS OF DOLLARS      UNITS
          -------------    -------------------     -------

           1993 .......          $ 1,353            23,939
           1992 .......          $ 1,124            20,456
           1991 .......          $   613            13,534


     Although the backlog of unfilled orders is one of many indicators of market demand, many factors may affect point-in-time comparisons such as changes in production rates, available capacity, new product introductions and competitive pricing actions.

EMPLOYEES

    The following table summarizes employment levels as of the end of fiscal years 1991 through 1993:

                                                    TOTAL
          AT OCTOBER 31                           EMPLOYMENT
          -------------                           ----------

          1993 .........................            13,611
          1992 .........................            13,944
          1991 .........................            13,471

LABOR RELATIONS

     At October 31, 1993, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented approximately 7,144 of Transportation's active employees in the U.S., and the Canadian Auto Workers (CAW) represented approximately 1,393 active employees in Canada. Other unions represented approximately 1,342 active employees in North America. Transportation entered into collective bargaining agreements with the UAW and CAW in 1993 which expire on October 1, 1995 and October 24, 1996, respectively. These agreements permit greater productivity and efficiency, manufacturing flexibility and customer responsiveness, which will contribute to a reduction in costs and the goal of improved profitability.

PATENTS AND TRADEMARKS

     Transportation continuously obtains patents on its inventions and thus owns a significant patent portfolio. Additionally, many of the components which Transportation purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Transportation has licenses under third party patents relating to its products and their manufacture, and Transportation grants licenses under its patents. The royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by Transportation to be essential to its business as a whole.

     Like all businesses which offer well-known products or services, Transportation's primary trademarks symbolize its goodwill and provide instant identification of its products and services in the marketplace and thus, are an important part of its worldwide sales and marketing efforts. To support these efforts, Transportation maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck products. Transportation's purchasing strategies have been designed to improve access to the lowest cost, highest quality sources of raw materials, parts and components, and to reduce inventory carrying requirements. A portion of Transportation's requirements for raw materials and supplies is filled by single source suppliers.

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, Transportation's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, contingent business interruption insurance is maintained. Transportation does not currently foresee critical shortages of raw materials and supplies.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers have faced continually increasing governmental regulation of their products especially in the environmental and safety areas. In particular, diesel engine manufacturers will be required to achieve lower emission levels in terms of unburned hydrocarbons, particulates and oxides of nitrogen. These regulations have and will impose significant research, design and tooling costs on diesel engine manufacturers. They may also result in the use of after-treatment equipment, such as particulate traps and catalytic converters, which will add to the cost of the vehicle emission control system.

     Transportation's engines are subject to extensive regulatory requirements. Specific emissions standards for diesel engines are imposed by the U.S. Environmental Protection Agency (the U.S. EPA) and by other regulatory agencies such as the California Air Resources Board (CARB). Transportation believes that its diesel engine products comply with all applicable emissions requirements currently in effect. Transportation's ability to comply with emissions requirements which may be imposed in the future is an important element in maintaining and improving its position in the diesel engine marketplace. Capital and operating expenditures will continue to be required to comply with these emissions requirements.

     The 1990 Clean Air Act amendments established the U.S. emissions standards for on-highway diesel engines produced through 2001. Insofar as light and medium heavy duty diesel engines are concerned, the CARB standards are similar to those adopted by the U.S. EPA. Transportation's products meet the U.S. EPA and CARB standards for on-highway diesel engines produced through 1993. Transportation expects that its engines will satisfy all U.S. EPA and CARB on-highway emissions control requirements applicable through 1997.

     In North America, both Canada and Mexico are expected to adopt U.S. emissions standards. Various diesel engine manufacturers, including Transportation, have voluntarily signed a memorandum of understanding with the Canadian government, pursuant to which these manufacturers have agreed to sell only U.S. certified engines in Canada beginning in 1995. In June 1993, Mexico proposed a regulatory program that incorporates U.S. standards and test procedures. This program is expected to be in place in 1994.

     Truck manufacturers are subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and Transportation therefore works closely with original equipment manufacturers to develop strategies to reduce engine noise. Transportation is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration and believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material. Investigations into the nature and extent of cleanup activities under the Superfund law are being conducted at two sites formerly owned by Transportation. The eventual scope, timing and cost of such activities as well as the availability of defenses to any such claims, and possible claims against third parties and insurance companies are not known and cannot be reasonably estimated; however, substantial claims could be asserted against Transportation. See Environmental Matters in Management's Discussion and Analysis.

ITEM 2.  PROPERTIES

     Transportation has 7 manufacturing and assembly plants in the United States and 1 in Canada. All plants are owned by Transportation. The aggregate floor space of these 8 plants is approximately 8 million square feet.

     Transportation also owns or leases other significant properties in the United States and Canada, including a paint facility, a small component fabrication plant, vehicle and parts distribution centers, sales offices, engineering centers and its headquarters in Chicago.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     Beginning in March 1984, Transportation received several enforcement notices from the U.S. EPA, all of which relate to Transportation's painting activities at its Springfield, Ohio assembly and body plants.
The notices alleged that these painting activities violated the Federal Clean Air Act because the paint contained volatile organic compounds (VOC) in greater quantities than permitted under applicable Ohio regulations (the VOC Regulations).

     In an administrative action instituted under Section 120 of the Clean Air Act, begun in September 1984, U.S. EPA seeks to recover a noncompliance penalty, measured as the costs allegedly saved by Transportation by not complying with the VOC Regulations at the assembly plant. Transportation has calculated that it did not save any costs. The case went to a hearing before an administrative law judge who ruled in early 1987 that Transportation was liable for a noncompliance penalty in an amount to be determined in a subsequent hearing. All Transportation appeals of this ruling were denied. No hearing to determine the amount of the noncompliance penalty has yet been scheduled.

     In a court action instituted under Section 113(b) of the Clean Air Act, the United States filed civil complaints pertaining to the assembly plant (filed on April 30, 1985) and the body plant (filed on November 3, 1986) in the U.S. District Court in the Southern District of Ohio. These complaints ask the judge to impose fines of up to $25,000 per violation of the VOC Regulations per day since December 31, 1982, and also ask the judge to issue an injunction prohibiting Transportation from continuing the alleged violations. In March 1993, the judge granted the United States motion for partial summary judgment, ruling that Transportation violated the VOC Regulations at the assembly plant during the period from December 31, 1982 to April 30, 1985. The judge has not yet made any determination as to fines for the violation.

     Transportation built a new paint facility adjacent to the assembly plant which replaced some of the painting activities formerly performed at the assembly plant and the body plant. New technology at the paint facility reduces or destroys VOCs emitted in the painting operations. These reductions enabled Transportation to apply for a bubble variance, an administrative exemption which permits Transportation to comply with the VOC Regulations by averaging VOC emissions from the assembly and body plants with VOC emissions from the paint facility. Ohio EPA issued the bubble variance to Transportation in February 1989. U.S. EPA approved the bubble variance in December 1990, effective January 1991.

     In November 1993, Transportation received a settlement offer from U.S. EPA to settle all allegations contained in both the administrative action and the court action in exchange for a payment of $2.7 million. Transportation is pursuing settlement discussions to resolve these cases.

OTHER MATTERS

     In July 1992, Transportation announced its decision to change its retiree health care benefit plans and concurrently filed a declaratory judgment class action lawsuit in the U.S. District Court for the Northern District of Illinois (Illinois Court) to confirm its right to change these benefits. A countersuit was filed against Transportation by its unions in the U.S. District Court for the Southern District of Ohio (Ohio Court).
On October 16, 1992, Transportation withdrew its declaratory judgment action in the Illinois Court and began negotiations with the UAW to resolve issues affecting both retirees and employees. On December 17, 1992, Transportation announced that a tentative agreement had been reached with the UAW on restructuring retiree health care and life insurance benefits (the Settlement Agreement). During the third quarter of 1993, all court, regulatory agency and shareowner approvals required to implement the Settlement Agreement concerning retiree health care benefit plans were obtained. The Settlement Agreement became effective and the restructured retiree health care and life insurance plan was implemented on July 1, 1993.

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. In order to appeal the verdict in the case, Transportation was required to post a bond collateralized with $30 million in cash. This amount has been recorded as restricted cash on the Statement of Financial Condition. The amount of any potential liability is uncertain and Transportation believes that there are meritorious arguments for overturning or diminishing the verdict.

     Transportation and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to its business and that of its subsidiaries. In the opinion of Transportation's management, none of these proceedings or claims are material to the business or the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Intentionally omitted. See the index page of this Report for explanation.


                                    PART II

                                                            Page
                                                          --------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                    59

ITEM 6.  SELECTED FINANCIAL DATA

    Intentionally omitted. See the index page to this Report for explanation.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Transportation manufactures and markets medium and heavy trucks, including school bus chassis, mid-range diesel engines and service parts in North America. These products also are sold to distributors in selected export markets. Its financial services subsidiaries provide wholesale, retail and lease financing, and commercial physical damage and liability insurance, principally to Transportation's dealers and retail customers.

     As discussed in Note 1 to the Financial Statements, finance and insurance operations are materially different from the manufacturing and marketing of trucks, diesel engines and service parts. Therefore, this discussion and analysis reviews separately the operating and financial results of "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Transportation's wholly-owned subsidiary, Navistar Financial Corporation (Navistar Financial), and other wholly-owned foreign finance and insurance companies.

     Management's discussion and analysis of results of operations should be read in conjunction with the Financial Statements and the Notes to the Financial Statements.

Significant Events

     During 1993, Transportation negotiated collective bargaining agreements with the United Automobile, Aerospace and Agricultural
Implement Workers of America (UAW) and most of its other unions, restructured its retiree health care and life insurance plans and its Parent Company completed a public offering of common shares. These events are part of a program to reduce Transportation's operating cost structure and enable it to compete successfully.

     On January 23, 1993, a new labor agreement was ratified by the members of the UAW. This agreement, which expires on October 1, 1995, permits greater productivity and efficiency, manufacturing flexibility and customer responsiveness.

     On July 1, 1993, Transportation implemented a restructured retiree health care and life insurance plan (the Plan) which previously had been approved by the U.S. District Court in Dayton, Ohio on May 27, 1993, and by the Parent Company's shareowners on June 29, 1993. The Plan provides retirees with modified health care and life insurance benefits for life. The Parent Company's shareowners also approved a one-for-ten reverse stock split of its Common Stock and approved the issuance of 25.6 million shares of Class B Common Stock. The Class B shares, valued at $513 million, were purchased by Transportation from the Parent Company and contributed to a separate independent retiree Supplemental Benefit Trust as a part of the Plan.

     The Plan reduced Transportation's liability for retiree health care and life insurance benefits from approximately $2.6 billion to $1.1 billion worldwide. On October 21, 1993, the Parent Company completed a public offering of 23.6 million Common shares, from which it realized net proceeds of $492 million. The net proceeds were lent to Transportation which used $300 million to pre-fund benefit liabilities under the Plan. Transportation will use the remaining proceeds for working capital purposes.

Results of Operations

Consolidated

     The components of net income (loss) for the three years ended October 31 are as follows:

Millions of dollars                            1993     1992      1991
- -----------------------------------------------------------------------
Income (loss) before
  Supplemental Trust contribution
    and income taxes ......................  $    51  $  (151)  $  (189)
Supplemental Trust contribution:
  - Manufacturing .........................     (509)       -         -
  - Financial Services ....................       (4)       -         -
Income tax expense ........................      (19)     (15)      (22)
                                             -------  -------   -------
Income (loss)
  of continuing operations.................     (481)    (166)     (211)
Discontinued operations ...................        -      (65)        -
Cumulative effect of accounting changes ...   (1,144)       -         -
                                             -------  -------   -------
Net loss .................................   $(1,625) $  (231)  $  (211)
                                             =======  =======   =======

     Reflecting improved operating results in both manufacturing operations and financial services, Transportation reported income of $51 million in 1993 before the Supplemental Trust contribution and income taxes compared with a pretax loss of $151 million last year and a pretax loss of $189 million in 1991. The 1993 loss of continuing operations was $481 million after the one-time charge for the Supplemental Trust contribution of $513 million and income tax expense of $19 million.

     In the 1993 third quarter, Transportation adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" retroactive to November 1, 1992. Prior years were not restated. As a result of Transportation's Tax Agreement with the Parent Company, substantially all of the deferred tax asset and corresponding income tax benefit resulting from adopting SFAS 106 and SFAS 109 is reflected on the financial statements of the Parent Company and, therefore, had minimal effect on Transportation's cumulative effect of changes in accounting policy. The cumulative effect of these changes resulted in a charge to income of $1,144 million.

     Transportation incurred a net loss of $1,625 million for 1993. The net loss of $231 million for 1992 included a $65 million charge to discontinued operations for the settlement of suits brought by the Pension Benefit Guaranty Corporation (PBGC) related to a previously owned business.

     Consolidated sales and revenues of $4,694 million in 1993 were 21% higher than the $3,871 million reported in 1992 and 36% above the $3,460 million reported in 1991 as a result of a strong cyclical recovery in the demand for trucks, diesel engines and service parts.

Manufacturing

     Manufacturing reported a loss of $14 million before a one-time $509 million charge for the Supplemental Trust contribution and income taxes. Losses of $203 million and $249 million were recorded in 1992 and 1991, respectively. The 1992 results included a $47 million one-time charge for a voluntary product recall.

     The components of Manufacturing loss, excluding Financial Services and before taxes, are as follows:

Millions of dollars                            1993     1992      1991
- -----------------------------------------------------------------------
Pretax loss before
  Supplemental Trust contribution
    and income taxes ......................   $  (14)  $ (203)  $ (249)
Supplemental Trust contribution ...........     (509)       -        -
                                              ------   ------   ------
      Loss before income taxes ............   $ (523)  $ (203)  $ (249)
                                              ======   ======   ======

     The improvement in 1993 operating results is the result of increased sales volume, higher selling prices and programs implemented to improve Transportation's cost structure. Cost improvement programs included implementation of the restructured retiree benefit Plan and continued investment in new products and processes to increase efficiency and lower manufacturing hours per unit. The reduction in the loss between 1992 and 1991 was primarily the result of increased sales volume, ongoing cost improvement programs and lower financing charges offset in part by higher health care costs, reduced interest income and an increase in interest expense on obligations to the Parent Company.

     Sales. Reflecting improvements in the U.S. and Canadian economies, 1993 North American industry retail sales of medium and heavy trucks totalled 288,900 units, a 19% increase over 1992 and a 26% increase from the 229,100 units sold in 1991. Compared with 1992 levels, heavy truck industry sales increased 33% to 166,400 units, led by higher demand from major leasing companies and large fleet operators. Industry sales of medium trucks, including school bus chassis, increased 4% to 123,000
units.   Medium truck industry shipments were up 4% from 1992 and 11% from
1991. Industry sales of school bus chassis, about 25% of the medium truck market, increased 3% from 1992 but were 19% below 1991. The demand for school buses reflects the timing of state and local government funding of student transportation.

     Transportation's sales of trucks, diesel engines and service parts during 1993 totalled $4,510 million, 22% above the $3,685 million reported for 1992 and 38% higher than the $3,259 million recorded in 1991. The sales increase principally reflects the improved demand for heavy trucks, higher shipments of mid-range diesel engines to original equipment manufacturers and improved sales of service parts. Retail deliveries of medium and heavy trucks totalled 79,800 units in 1993, an increase of 15% from 1992 and 19% higher than in 1991. Transportation maintained its position as sales leader in the North American combined medium and heavy truck market in 1993 with a 27.6% market share.

     Shipments of mid-range diesel engines to original equipment manufacturers during 1993 totalled a record 118,200 units, an increase of 21% from 1992 and 58% from 1991. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $632 million in 1993 were 11% higher than the $571 million reported in 1992 and 19% higher than the $530 million in 1991. The increase between 1993 and 1992 was the result of growth in sales to dealers and national fleets and improved price realization. The increase between 1992 and 1991 was the result of higher net selling prices, export business expansion and sales growth in dealer and national retail accounts.

     Operating Costs and Expenses. Manufacturing gross margin, the relationship of sales to cost of sales, was 13.2% in 1993. Gross margin in 1992, excluding one-time product recall expenses, was 13.0%, an increase from 11.5% in 1991. Factors which led to the improvement in gross margin between 1993 and 1992 included higher sales volume, improved price realization and programs implemented to improve Transportation's cost structure. These favorable effects were partially offset by increases in purchased material and labor costs and a higher level of manufacturing start-up costs for new truck and engine products. The improvement in gross margin between 1992 and 1991 was primarily the result of higher sales volume combined with the impact of cost improvement programs.

     Postretirement benefits, which include pension expense for employees and retirees and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents, totalled $208 million in 1993. Pension expense of $107 million in 1993 was about level with 1992 and 1991. A 30% reduction in retiree health care and life insurance expense in 1993 to $101 million was primarily the result of an $87 million year-over-year decline in expense following implementation in 1993 of the new retiree benefit plan partially offset by a $41 million increase in expense related to the adoption of SFAS 106. This statement requires the accrual of the expected cost of providing postretirement benefits during employees' active service periods. Prior to 1993, the cost of these benefits was recorded as payments were made. From 1991 to 1992, postretirement benefit expense other than pensions increased from $138 million to $146 million as cost containment programs only partially offset health care economic cost increases.

     In 1993, Transportation continued its commitment to allocate resources for improvement of existing products and processes and the development of new truck and diesel engine products. Engineering expense increased to $94 million in 1993 from $92 million in 1992 and $88 million in 1991 reflecting the completion of the development and introduction of a new series of diesel engines as well as continuing development of new and existing truck products.

     Marketing and administrative expense of $225 million was about equal to the amounts reported in 1992 and 1991. Interest expense of $29 million was $17 million higher than in 1992 and $12 million higher than in 1991. The increase is the result of higher interest payments on obligations to the Parent Company. The decrease in interest expense between 1992 and 1991 is the result of lower interest payments to the Parent Company and the differing levels of capitalized interest on major capital projects. Finance service charges on sold receivables increased 8% to $56 million in 1993 reflecting higher truck sales. These charges decreased 20% between 1992 and 1991 as a result of lower interest rates. The provision for losses on receivables was reduced to $5 million in 1993 from $18 million in 1992 following improvements in the economy and improved credit review procedures. Interest income declined to $9 million in 1993 from $12 million in 1992 primarily as a result of a reduction in the amount of marketable securities held by Transportation through most of the year and lower interest rates.

     Discontinued Operations. A provision was recorded in the third quarter of 1992 as a loss of discontinued operations for the settlement for $65 million of the litigation commonly referred to as the Wisconsin Steel Pension Plan Cases.

Financial Services

     Income of the subsidiaries comprising Financial Services is as follows:

Millions of dollars                            1993     1992      1991
- -----------------------------------------------------------------------
Income before Supplemental Trust
  contribution and income taxes:
    Navistar Financial Corporation .........   $ 53     $ 46      $ 53
    Foreign Subsidiaries ...................     12        6         7
                                               ----     ----      ----
      Total ................................     65       52        60

Supplemental Trust contribution ............     (4)       -         -
Income tax expense .........................    (22)     (20)      (23)
                                               ----     ----      ----
Income before cumulative effect
  of accounting changes ...................      39       32        37
Cumulative effect of accounting changes ...      (9)       -         -
                                               ----     ----      ----
Net income ...............................     $ 30     $ 32      $ 37
                                               ====     ====      ====

     Navistar Financial's income in 1993 before the one-time charge for the Supplemental Trust contribution and income taxes was $53 million compared with $46 million in 1992. The increase was primarily the result of increased income from sales of retail notes receivable partially offset by higher loss experience from Navistar Financial's insurance subsidiary. Earnings from the foreign subsidiaries increased $6 million as a result of lower loss reserve requirements.

     During the third quarter of 1993, Navistar Financial adopted SFAS 106 and SFAS 109 retroactive to November 1, 1992. The cumulative effect of adopting these changes in accounting policy resulted in an after-tax charge to income of $9 million.

     Income before income taxes for Navistar Financial decreased 13% between 1992 and 1991 as a result of lower margins earned on the finance receivables portfolio partially offset by a lower provision for credit losses. Earnings from Navistar Financial's insurance subsidiary were equal to 1991.

     Total Navistar Financial revenue for 1993 was $220 million, unchanged from 1992 and 3% below 1991. During 1993, increased revenues from higher average wholesale note and account balances were offset by lower revenues from the insurance subsidiary. The decline in revenues in 1992 from 1991 reflects a decrease in retail and wholesale notes financed. These decreases were partially offset by an increase in revenues from Navistar Financial's insurance subsidiary.

     Interest expense for Navistar Financial declined to $75 million in 1993 from $82 million in 1992 and $90 million in 1991. The declines in 1993 and 1992 primarily reflect the effect of lower interest rates.

     The provision for losses on receivables decreased to $1 million in 1993 from $3 million in 1992 and $6 million in 1991. The decreases in the provision reflect lower losses on both retail and wholesale notes.

Liquidity and Capital Resources

Consolidated

     Total cash, cash equivalents and marketable securities amounted to $493 million and $378 million at October 31, 1993 and 1992, respectively. At October 31, 1993 and 1992, approximately $160 million and $165 million, respectively, was held by Transportation's insurance subsidiaries and not available for general corporate purposes.

     The following discussion has been organized to discuss separately the cash flows of Transportation's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $316 million at October 31, 1993, $132 million at October 31, 1992, and $207 million at October 31, 1991.

     Cash and cash equivalents of Manufacturing totalled $262 million at October 31, 1993, an increase from the $125 million at October 31, 1992. Summarized below is the cash flow for fiscal 1993.

Millions of dollars                                               1993
- ------------------------------------------------------------------------
Cash and cash equivalents provided by (used in):
  Operations .......................................             $ 166
  Investment programs ..............................              (504)
  Financing activities .............................               475
                                                                 -----
    Increase in cash and cash equivalents ..........             $ 137
                                                                 =====

     Operations. In 1993, operations provided $166 million in cash as follows:

Millions of dollars                                               1993
- ------------------------------------------------------------------------
Net loss ...........................................            $(1,625)
Items not affecting cash:
  Supplemental Trust contribution ..................                509
  Cumulative effect of accounting changes ..........              1,144
  Depreciation and other items .....................                 66
Change in operating assets and liabilities:
    Decrease in receivables ........................    $   1
    Increase in inventories ........................      (51)
    Increase in accounts payable ...................      122        72
                                                        -----   -------
Cash provided by continuing operations .............            $   166
                                                                =======

     The $72 million net change in operating assets and liabilities was primarily the result of higher production schedules in 1993.

     Investment programs. Investment programs used $504 million in cash during 1993 including pre-funding $300 million of the retiree benefit Plan liability, capital expenditures of $110 million, a net increase of $46 million in marketable securities and $30 million for the cash collateralization of a bond related to current legal proceedings.

     Financing programs. Financing activities provided $475 million in cash in 1993 primarily from $493 million in funds loaned to Transportation by the Parent Company. See Note 14 to the Financial Statements. This increase in cash was offset by an $18 million reduction in debt.

     Management's discussion of the future liquidity of manufacturing operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     The Financial Services subsidiaries provide product financing and insurance coverage to Transportation's dealers and retail customers. Traditionally, funds to finance Transportation's products come from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of receivables and equity capital. The lowering of Navistar Financial's debt ratings in fiscal 1992 restricted its ability to place commercial paper and term debt securities. Accordingly, Navistar Financial increased its use of bank borrowings through its revolving credit facility and sales of retail notes as funding sources. Insurance operations are funded from premiums and income from investments.

     Total cash, cash equivalents and marketable securities of Financial Services were $177 million at October 31, 1993, $246 million at October 31, 1992 and $189 million at October 31, 1991.

     Cash and cash equivalents of Financial Services totalled $44 million at October 31, 1993, $103 million at October 31, 1992 and $39 million at October 31, 1991. The cash flow for Financial Services for 1993 is summarized as follows:

Millions of dollars                                               1993
- -----------------------------------------------------------------------
Cash and cash equivalents provided by (used in):
  Operations .......................................             $  63
  Investment programs ..............................               (65)
  Financing activities .............................               (57)
                                                                 -----
    Decrease in cash and cash equivalents ..........             $ (59)
                                                                 =====

      Operations. Operations provided $63 million in cash in 1993 primarily from net income of $30 million, a $19 million decrease in working capital and non-cash expense of $9 million for the cumulative effect of the adoption of SFAS 106 and SFAS 109.

      Investment Programs. The Financial Services investment programs used $65 million in 1993 as a result of a net increase of $62 million in retail and wholesale finance receivables and a $14 million increase in property and equipment leased to others, partially offset by an $11 million decrease in marketable securities.

        Navistar Financial supplied 90% of the wholesale financing of new trucks to Transportation's dealers compared with 89% in 1992 and 1991. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 15.3% in 1993 from 13.7% in 1992 and 13.1% in 1991.

      Financing Activities. Financial Services used $57 million in 1993 for financing activities consisting of $99 million for principal payments on long-term debt and $33 million of dividends paid to Transportation. Cash from financing activities was increased by $75 million of short-term borrowings.

      At October 31, 1993, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Unused commitments under the receivable purchase facility were $157 million, $75 million of which was used to back the short-term bank borrowings at October 31, 1993. The remaining $82 million, when combined with unrestricted cash and cash equivalents, made $105 million available to fund the general business purposes of Navistar Financial at October 31, 1993. The bank revolving credit facility was fully utilized at October 31, 1993. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

Environmental Matters

     Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law commonly known as the Superfund law. These cases involve sites which allegedly have received wastes from its current or former operations. The Superfund law requires environmental investigation and/or cleanup where waste products from various manufacturing processes and operations have been stored, treated or disposed of.

     Based on information available to Transportation which in most cases includes estimates from PRPs and/or Federal or State regulatory agencies for the investigation, cleanup costs at these sites, data related to quantities and characteristics of material generated at or shipped to each site, a reasonable estimate is calculated of Transportation's share, if any, of the costs. Transportation believes that, based on these calculations, its share of the costs for each site is not material and in total the anticipated cleanup costs of current PRP actions at October 31, 1993 would not have a material impact on Transportation's financial condition, liquidity or operating results except with respect to the potential for liability discussed below. The anticipated costs associated with the current PRP actions at October 31, 1993, are reflected in Transportation's $10 million accrued liability. Transportation reviews its accruals as additional information becomes available.

     The present owner of Transportation's former Wisconsin Steel facility in Chicago, Illinois has been investigating the nature and extent of any required cleanup activities at this site. In addition, the present owner of Transportation's former Solar Division in San Diego, California is conducting similar activities with respect to that site. Environmental protection agencies in each of these states are monitoring these investigations. Both of the present owners have demanded that Transportation pay for these activities. As to both sites, the eventual scope, timing and cost of such activities as well as the availability of defenses to any such claims, and possible claims against third parties and insurance companies are not known and cannot be reasonably estimated; however, substantial claims could be asserted against Transportation.

Business Outlook

     Current economic trends indicate continued moderate growth in the North American economy, resulting in improved market conditions for the truck industry. Based on current order backlogs, order receipt trends and key market indicators, Transportation currently projects 1994 North American medium truck demand, including school bus chassis, to be 136,000 units, an 11% increase from 1993. Heavy truck demand is projected at 160,000 units, approximately level with 1993. Transportation's diesel engine sales to original equipment manufacturers in 1994 are expected to be about the same as in 1993. Sales of service parts by Transportation are forecast to grow 3%.

     As the Federal government and private industry consider solutions to the rising cost of medical care, Transportation took decisive action with implementation of a restructured retiree health care and life insurance benefit plan on July 1, 1993 and a $300 million pre-funding of this obligation. Transportation intends to further reduce retiree health care costs by pre-funding an additional $200 million of the retiree health care and life insurance benefit liability within the next five years. Additional annual health care savings of up to $15 million are projected from managed care programs for employees and certain retirees to be implemented in 1994.

     In 1994, the introduction of new truck and engine products, focused marketing programs and implementation of programs to streamline marketing, engineering and manufacturing processes are expected to further improve Transportation's competitiveness. It is management's opinion that current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures.

     In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of Transportation's dealers and customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Index To Financial Statements

                                                            Page
                                                           ------

Navistar International Transportation Corp.:

Statement of Income (Loss) .........................         29
Statement of Financial Condition ...................         30
Statement of Cash Flow .............................         31
Statement of Shareowner's Equity ...................         33
Notes to Financial Statements ......................         34
Independent Auditors' Report .......................         62

Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1993, 1992 and 1991 appearing on pages 5 through 7 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1993, Commission No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28.1 to this Form 10-K.

     Financial information regarding all Transportation subsidiaries engaged in finance and insurance operations, including Navistar Financial Corporation, appears as supplemental information to the Financial
Statements of Navistar International Transportation Corp. which follow.

STATEMENT OF INCOME (LOSS)
- --------------------------------------------------------------------
For the Years Ended October 31 (Millions of dollars)
- --------------------------------------------------------------------

                                Navistar International
                               Transportation Corp. and
                               Consolidated Subsidiaries                      Manufacturing*             Financial Services*
                               --------------------------               --------------------------    --------------------------

                                                            Note
                                1993      1992      1991    Reference    1993      1992      1991      1993      1992      1991
                               ------    ------    ------   ---------   ------    ------    ------    ------    ------    ------
Sales and revenues
Manufacturing ..............   $4,510    $3,685    $3,259               $4,510    $3,685    $3,259    $    -    $    -    $    -
Financial Services .........      184       186       201                    -         -         -       226       226       242
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
  Total sales and revenues .    4,694     3,871     3,460                4,510     3,685     3,259       226       226       242
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
Costs and expenses
Cost of sales ..............    3,914     3,254     2,885                3,914     3,254     2,885         -         -         -
Postretirement benefits           209       255       239   Note 4         208       254       238         1         1         1
Supplemental Trust
  contribution .............      513         -         -   Note 14        509         -         -         4         -         -
Engineering expense ........       94        92        88                   94        92        88         -         -         -
Marketing and
  administrative expense ...      240       244       245                  225       226       223        15        18        22
Interest expense ...........      108        99       114                   29        12        17        79        87        97
Financing charges
  on sold receivables ......       14        12        24                   56        52        65         -         -         -
Insurance claims
  and underwriting expense .       59        62        54                    -         -         -        59        62        54
Provision for losses
  on receivables ...........        6        21        26                    5        18        20         1         3         6
Interest (income) ..........       (9)      (12)       (9)                  (9)      (12)       (9)        -         -         -
Other (income)
  expense, net .............        8        (5)      (17)                   2        (8)      (19)        6         3         2
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
    Total costs and expenses    5,156     4,022     3,649                5,033     3,888     3,508       165       174       182
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
Income (loss)
  before income taxes
    Manufacturing ..........        -         -         -                 (523)     (203)     (249)        -         -         -
    Financial Services .....        -         -         -                   61        52        60         -         -         -
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
      Income (loss)
        before income taxes.     (462)     (151)     (189)                (462)     (151)     (189)       61        52        60
      Income tax expense ...      (19)      (15)      (22)  Note 5         (19)      (15)      (22)      (22)      (20)      (23)
                               ------    ------    ------               ------    ------    ------    ------    ------    ------
Income (loss)
  of continuing operations .     (481)     (166)     (211)                (481)     (166)     (211)       39        32        37

Loss of discontinued
  operations ...............        -       (65)        -   Note 6           -       (65)        -         -         -         -
Cumulative effect
  of changes                                                Notes 4
  in accounting policy .....   (1,144)        -         -   & 5         (1,144)        -         -        (9)        -         -
                              -------    ------    ------              -------    ------    ------    ------    ------    ------
Net income (loss) ..........  $(1,625)   $ (231)   $ (211)             $(1,625)   $ (231)   $ (211)   $   30    $   32    $   37
                              =======    ======    ======              =======    ======    ======    ======    ======    ======

See Notes to Financial Statements.                                    * "Manufacturing" includes the consolidated financial
                                                                        results of Transportation's manufacturing operations
                                                                        with its wholly-owned financial services subsidiaries
                                                                        included under the equity method of accounting.
                                                                        "Financial Services" includes Transportation's
                                                                        wholly-owned subsidiary, Navistar Financial
                                                                        Corporation, and other wholly-owned finance and
                                                                        insurance subsidiaries.  Transactions between
                                                                        Manufacturing and Financial Services have been
                                                                        eliminated from the "Navistar International
                                                                        Transportation Corp. and Consolidated Subsidiaries"
                                                                        columns.  The basis of consolidation is described
                                                                        in Note 1 while a summary of eliminations is shown
                                                                        in Note 2.

        PAGE 30

STATEMENT OF FINANCIAL CONDITION
- ------------------------------------------------------------------------------
As of October 31 (Millions of dollars)
- -----------------------------------------------------------------------------
                                                     Navistar International
                                                     Transportation Corp. and                                  Financial
                                                     Consolidated Subsidiaries              Manufacturing*     Services*
                                                     -------------------------              --------------   ---------------
                                                                              Note
                                                          1993     1992       Reference   1993     1992     1993     1992
                                                         ------   ------      ---------  ------   ------   ------   ------
ASSETS
- -----------------------------------

Cash and cash equivalents .......................        $  306   $  228                 $  262   $  125   $   44   $  103
Marketable securities ...........................           187      150      Note 7         54        7      133      143
Receivables, net ................................         1,542    1,479      Note 8        125      131    1,433    1,348
Inventories .....................................           411      365      Note 9        411      365        -        -
Prepaid pension assets ..........................            82      122      Note 4         81      121        1        1
Property and equipment, net .....................           636      582      Note 10       608      563       28       19
Equity in Financial Services subsidiaries .......             -        -                    241      240        -        -
Investments and other assets ....................           234      210                    201      165       33       45
Intangible pension assets .......................           340      370                    340      370        -        -
                                                         ------   ------                 ------   ------   ------   ------
Total assets ....................................        $3,738   $3,506                 $2,323   $2,087   $1,672   $1,659
                                                         ======   ======                 ======   ======   ======   ======

LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------

Liabilities
Accounts payable ................................        $  754   $  637      Note 12    $  685   $  581   $   85   $   56
Accrued liabilities .............................           383      395      Note 13       359      362       24       33
Short-term debt .................................           213      114      Note 14        58       15      155       99
Long-term debt due Parent Company ...............           971        -      Note 14       971        -        -        -
Long-term debt ..................................         1,194    1,291      Note 14       150      172    1,044    1,119
Other long-term liabilities .....................           264      294      Note 15       255      284        9       10
Loss reserves and unearned premiums .............           107      102                      -        -      107      102
Postretirement benefits liability ...............         1,370      439      Note 4      1,363      439        7        -
                                                         ------   ------                 ------   ------   ------   ------
    Total liabilities ...........................         5,256    3,272                  3,841    1,853    1,431    1,419
                                                         ------   ------                 ------   ------   ------   ------
Shareowner's equity
Capital stock (1,000 shares issued) .............           785      785      Note 19       785      785      178      178
Retained earnings (deficit) .....................        (2,311)    (558)                (2,311)    (558)      63       62
Accumulated foreign currency translation
  adjustments ...................................             8        7                      8        7        -        -
                                                         ------   ------                 ------   ------   ------   ------
Total shareowner's equity .......................        (1,518)     234                 (1,518)     234      241      240
                                                         ------   ------                 ------   ------   ------   ------
Total liabilities and shareowner's equity .......        $3,738   $3,506                 $2,323   $2,087   $1,672   $1,659
                                                         ======   ======                 ======   ======   ======   ======

See Notes to Financial Statements.                                                       * "Manufacturing" includes the
                                                                                          consolidated financial results
                                                                                          of Transportation's manufacturing
                                                                                          operations with its wholly-
                                                                                          owned financial services
                                                                                          subsidiaries included under the
                                                                                          equity method of accounting.
                                                                                          "Financial Services" includes
                                                                                          Transportation's wholly-owned
                                                                                          subsidiary, Navistar Financial
                                                                                          Corporation, and other wholly-
                                                                                          owned finance and insurance
                                                                                          subsidiaries.  Transactions
                                                                                          between Manufacturing and
                                                                                          Financial Services have been
                                                                                          eliminated from the "Navistar
                                                                                          International Transportation
                                                                                          Corp. and Consolidated
                                                                                          Subsidiaries" columns.
                                                                                          The basis of consolidation is
                                                                                          described in Note 1 while a
                                                                                          summary of eliminations is
                                                                                          shown in Note 2.

         PAGE 31

STATEMENT OF CASH FLOW
                                                         Navistar International
                                                          Transportation Corp.
                                                      and Consolidated Subsidiaries
                                                    --------------------------------
For the Years Ended October 31                                                         Note
(Millions of dollars)                                 1993        1992        1991     Reference
- ----------------------------------------------------------------------------------------------------
Cash flow from operations
Net income (loss) ...............................   $ (1,625)   $   (231)   $   (211)
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
  Depreciation and amortization .................         75          77          73
  Supplemental Trust contribution ...............        513           -           -   Note 14
  Equity in earnings of Financial Services,
    net of dividends received ...................          -           -           -
  Allowance for losses on receivables
    and dealer loans ............................         19          24          27
  Provision for loss of discontinued operations .          -          65           -   Notes 6
  Cumulative effect of changes in accounting
    policy ......................................      1,144           -           -   Note 4 & 5
  Other, net ....................................        (16)        (58)        (22)
  Change in operating assets and liabilities ....       (101)         63         351   Note 3
                                                    --------    --------    --------
  Cash provided by (used in) continuing operations         9         (60)        218
                                                    --------    --------    --------
Cash flow from investment programs
Purchase of retail notes and lease receivables ..       (770)       (659)       (619)
Principal collections on retail notes
  and lease receivables .........................        337         409         310
Sale of retail notes receivables ................        558         249         236   Note 8
Acquisitions (over) under cash collections
  of wholesale notes and accounts receivable ....          -           -           -   Note 3
Purchase of marketable securities ...............       (265)       (192)       (318)
Sales or maturities of marketable securities ....        230         210         332
Capital expenditures ............................       (110)        (55)        (77)
Net increase in property and equipment
  leased to others ..............................        (14)         (4)        (13)
Base Program Trust pre-funding ..................       (300)          -           -   Note 4
Special dividends from Financial Services .......          -           -           -
PBGC settlement - discontinued operations .......          -         (20)          -   Note 6
Other investment programs, net ..................        (48)        (25)         21
                                                    --------    --------    --------
  Cash provided by (used in) investment programs.       (382)        (87)       (128)
                                                    --------    --------    --------
Cash flow from financing activities
Principal payments on long-term debt ............       (114)       (170)       (102)
Net increase (decrease) in short-term debt ......         72        (184)       (444)
Issuance of term debt and notes .................          -           8         118   Note 14
Net increase in debt outstanding under
  bank revolving credit facility ................          -         507         220
Capital contribution from
  Navistar International Corporation ............          -           -         169
Loan from Navistar International Corporation ....        493           -          47   Note 14
Dividends paid ..................................          -           -           -
                                                    --------    --------    --------
  Cash provided by (used in) financing activities        451         161           8
                                                    --------    --------    --------
Cash and cash equivalents
  Increase (decrease) during the year ...........         78          14          98   Note 3
  At beginning of the year ......................        228         214         116
                                                    --------    --------    --------
Cash and cash equivalents at end of the year ....   $    306    $    228    $    214
                                                    ========    ========    ========

See Notes to Financial Statements.

         PAGE 32

           Manufacturing*                        Financial Services*
- ------------------------------------     ----------------------------------


   1993          1992         1991        1993         1992         1991
- ---------------------------------------------------------------------------
$ (1,625)     $   (231)     $   (211)    $     30     $     32     $     37


      69            74            71            6            3            2
     509             -             -            4            -            -

     (10)          (15)            1            -            -            -

      17            19            21            2            5            6
       -            65             -            -            -            -

   1,144             -             -            9            -            -
     (10)          (45)          (13)          (7)         (12)         (10)
      72           149            29           19          (17)          (3)
- --------      --------      --------     --------     --------     --------
     166            16          (102)          63           11           32
- --------      --------      --------     --------     --------     --------

       -             -             -         (770)        (659)        (619)

       -             -             -          337          409          310
       -             -             -          558          249          236

       -             -             -         (187)         (66)         330
    (190)          (64)            -          (75)        (128)        (318)
     144            89             -           86          121          332
    (110)          (55)          (77)           -            -            -

       -             -             -          (14)          (4)         (13)
    (300)            -             -            -            -            -
       -             -            40            -            -            -
       -           (20)            -            -            -            -
     (48)          (13)           19            -          (13)           1
- --------      --------      --------     --------     --------     --------
    (504)          (63)          (18)         (65)         (91)         259
- --------      --------      --------     --------     --------     --------

     (15)          (11)          (12)         (99)        (159)         (90)
      (3)            -             -           75         (184)        (444)
       -             8             -            -            -          118

       -             -             -            -          507          220

       -             -           169            -            -            -
     493             -            47            -            -            -
       -             -             -          (33)         (20)         (81)
- --------      --------      --------     --------     --------     --------
     475            (3)          204          (57)         144         (277)
- --------      --------      --------     --------     --------     --------

     137           (50)           84          (59)          64           14
     125           175            91          103           39           25
- --------      --------      --------     --------     --------     --------
$    262      $    125      $    175     $     44     $    103     $     39
========      ========      ========     ========     ========     ========

- --------------------------------------------------------------------------

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting. "Financial Services" includes Transportation's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries. Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns on the preceding page. The basis of consolidation is described in Note 1 while a summary of eliminations is shown in Note 2.

        PAGE 33

STATEMENT OF SHAREOWNER'S EQUITY                                       Navistar International Transportation
For the Years Ended October 31, 1993, 1992 and 1991                     Corp. and Consolidated Subsidiaries


                                                                         EQUITY (Millions of dollars)
                                                                 ---------------------------------------------
                                                                                       ACCUMULATED
                                                     SHARES                              FOREIGN
                                                   OUTSTANDING             RETAINED      CURRENCY
                                                     CAPITAL    CAPITAL    EARNINGS    TRANSLATION
                                                      STOCK      STOCK     (DEFICIT)   ADJUSTMENTS     TOTAL
                                                    ---------   --------   ---------   -----------   ---------
Balance at October 31, 1990 .......................     1,000   $  535.3   $  (69.9)    $   10.7     $   476.1

  Net loss ........................................         -          -     (211.4)           -        (211.4)
  Capital contribution ............................         -      250.0          -            -         250.0
  Adjustment for excess pension liability
    over intangible pension assets ................         -          -      (44.9)           -         (44.9)
  Translation adjustment ..........................         -          -          -           .8            .8
                                                     --------   --------   --------     --------     ---------

Balance at October 31, 1991 .......................     1,000      785.3     (326.2)        11.5         470.6

  Net loss ........................................         -          -     (231.4)           -        (231.4)
  Adjustment for excess pension liability
    over intangible pension assets ................         -          -        (.8)           -           (.8)
  Translation adjustments .........................         -          -          -         (4.1)         (4.1)
                                                     --------   --------   --------     --------     ---------

Balance at October 31, 1992 .......................     1,000      785.3     (558.4)         7.4         234.3

  Net loss ........................................         -          -   (1,624.7)           -      (1,624.7)
  Adjustment for excess pension liability
    over intangible pension assets ................         -          -     (128.1)           -        (128.1)
  Translation adjustments .........................         -          -          -           .6            .6
                                                     --------   --------  ---------     --------     ---------

Balance at October 31, 1993 .......................     1,000   $  785.3  $(2,311.2)    $    8.0     $(1,517.9)
                                                     ========   ========  =========     ========     =========

At October 31, 1991, the Parent Company made a $250 million capital contribution to Transportation which included a cash payment of $169 million, a $47 million reduction in notes payable and a transfer of marketable securities of $34 million.

See Notes to Financial Statements.

        NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND SUBSIDIARIES
                                 ==========
                        NOTES TO FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED OCTOBER 31, 1993

1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation," is the wholly-owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company." Transportation operates in one principal industry segment, the manufacture and marketing of medium and heavy trucks, including school bus chassis, mid-range diesel engines and service parts in North America and selected export markets.

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Transportation's wholly-owned subsidiary, Navistar Financial Corporation (Navistar Financial), and other wholly-owned foreign finance and insurance companies. Through the first two quarters of 1992, Financial Services included the results of Harbour Assurance Company (U.K.) Ltd. This subsidiary was sold in July 1992. Navistar Financial's primary business is the retail and wholesale financing of products sold by Transportation and its dealers within the United States and the providing of commercial physical damage and liability insurance to Transportation's dealers and retail customers and to the general public through an independent insurance agency system. Harbour Bermuda's primary business is the insuring of general and product liability risks of Transportation.

     The effects of transactions between Manufacturing and Financial Services have been eliminated to arrive at the consolidated totals. See
Note 2 to the Financial Statements. The distinction between current and long-term assets and liabilities in the Statement of Financial Condition is not meaningful when finance, insurance and manufacturing subsidiaries are combined; therefore, Transportation has adopted an unclassified presentation. Certain 1992 and 1991 amounts have been reclassified to conform with the presentation used in the 1993 financial statements.

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper and U.S. government securities, are classified as cash equivalents in the Statement of Financial Condition and Statement of Cash Flow.

Marketable Securities

     Marketable securities are carried at cost or amortized cost which approximates market value.

                                 ==========

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Inventory

     Inventory is valued at the lower of average cost or market.

Property

     Significant expenditures for replacement of equipment, tooling and pattern equipment, and major rebuilding of machine tools are capitalized. Depreciation and amortization are generally computed on the straight-line basis; gains and losses on property disposal are included in other income and expense.

Research and Development

     Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $95 million, $90 million and $87 million in 1993, 1992 and 1991, respectively. Engineering expense, as shown in the Statement of Income (Loss), includes certain research and development expenses and routine ongoing costs associated with improving existing products and processes.

Income Taxes

     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," recognition of a net deferred tax asset is allowed if future realization is more likely than not. The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries.

     The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and loss carryforwards generated in earlier years. As of October 31, 1993, Transportation had $22 million of domestic net operating loss carryforwards available to offset future taxable income generated by the subsidiaries.

     The adoption of SFAS 109 does not have a material impact on Transportation, as a result of the Tax Agreement. Substantially all of the deferred tax asset and corresponding income tax benefit resulting from the adoption of SFAS 109 is reflected on the financial statements of the Parent Company.

                                 ==========

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue on Receivables

     Finance charges on retail notes and finance leases are recognized as income by Navistar Financial over the term of the receivables on the accrual basis utilizing the actuarial method. Interest from interest-bearing notes and accounts is recognized on the accrual basis. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs.

Losses on Receivables

     The allowance for losses on receivables is maintained at an amount management considers appropriate in relation to the outstanding receivables portfolio. Receivables are charged to the allowance for losses when they are determined to be uncollectible.

Receivable Sales

     Navistar Financial sells and securitizes receivables to public and private investors with limited recourse and continues to service the receivables, for which a servicing fee is received from the investors.

Insurance Premiums and Loss Reserves

     Premiums and underwriting costs of insurance operations are recognized on a pro-rata basis over the terms of the policies.

     Underwriting losses and outstanding loss reserve balances are based on individual case estimates of the ultimate cost of settlement, including actual losses, and determinations of amounts required for losses incurred but not reported.

Changes in Accounting Policy

     In the third quarter of fiscal 1993, Transportation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 have been restated for the effects of the changes in accounting policy. See Notes 4, 5 and 20 to the Financial Statements.

         PAGE 37
                                 ==========

                 NOTES TO FINANCIAL STATEMENTS-- (CONTINUED)

2.   FINANCIAL STATEMENT ELIMINATIONS

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements. The presence or absence of brackets indicates reductions or additions, respectively, necessary to compute the consolidated amounts.

STATEMENT OF INCOME (LOSS)

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
Sales and revenues, Financial Services ....  $  (42)  $  (40)  $  (41)
                                             ======   ======   ======

Costs and expenses
  Financing charges on sold receivables ...  $  (42)  $  (40)  $  (41)
                                             ======   ======   ======

Income before income taxes,
  Financial Services ......................  $  (61)  $  (52)  $ (60)
                                             ======   ======   ======

STATEMENT OF FINANCIAL CONDITION

Millions of dollars                            1993     1992
- -------------------------------------------------------------
Receivables, net ..........................  $  (16)  $    -
Equity in Financial Services subsidiaries .    (241)    (240)
                                             ------   ------
Total assets ..............................  $ (257)  $ (240)
                                             ======   ======

Accounts payable ..........................  $  (16)  $    -
Shareowner's equity, Financial Services ...    (241)    (240)
                                             ------   ------

Total liabilities and shareowner's equity .  $ (257)  $ (240)
                                             ======   ======

STATEMENT OF CASH FLOW

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
Cash and cash equivalents
  provided by (used in):
    Operations ...........................   $ (220)  $  (87)  $  288
    Investment programs ..................      187       67     (369)
    Financing activities .................       33       20       81
                                             ------   ------   ------
Increase during the year
  in cash and cash equivalents ...........   $    -   $    -   $    -
                                             ======   ======   ======

                                 ==========

3.   INFORMATION RELATED TO THE STATEMENT OF CASH FLOW

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
MANUFACTURING
  (Increase) decrease in receivables ......  $    1   $ (118)  $   42
  (Increase) decrease in inventories ......     (51)     (37)      13
  (Increase) in prepaid
    and other current assets ..............     (10)      (9)       -
  Increase (decrease) in accounts payable .     122      187     (100)
  Increase in accrued liabilities .........      10      126       74
                                             ------   ------   ------

  Manufacturing change in operating
    assets and liabilities ................      72      149       29
                                             ------   ------   ------
FINANCIAL SERVICES
  (Increase) decrease in receivables ......       2        8       (3)
  Increase (decrease) in accounts payable
    and accrued liabilities ...............      17      (25)       -
                                             ------   ------   ------
  Financial Services change
    in operating assets and liabilities ...      19      (17)      (3)
                                             ------   ------   ------
Eliminations/reclassifications (a) ........    (192)     (69)     325
                                             ------   ------   ------

Change in operating assets and liabilities.  $ (101)  $   63   $  351
                                             ======   ======   ======

(a) Eliminations and reclassifications to the Statement of Cash Flow primarily consist of "Acquisitions (over) under cash collections" relating to Navistar Financial's wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations which differs from the Financial Services classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs. In 1991, this amount included $300 million of proceeds from Navistar Financial's initial offering of pass-through certificates backed by certain wholesale notes receivable.

                                 ==========

4.   POSTRETIREMENT BENEFITS

     Transportation provides postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents. These costs are segregated as a separate component in the Statement of Income (Loss) and are as follows:

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
Pension expense ...........................   $  107   $  109   $  101
Health/life insurance .....................      102      146      138
                                              ------   ------   ------
Total postretirement benefits expense .....   $  209   $  255   $  239
                                              ======   ======   ======

     On the Statement of Financial Condition the postretirement benefits liability of $1,370 million includes $600 million for pension and $770 million of liabilities for postretirement health care and life insurance benefits.

     Generally, the pension plans are non-contributory with benefits related to an employee's length of service and compensation rate. Transportation's policy is to fund its pension plans in accordance with applicable government regulations and to make additional payments as funds are available to achieve full funding of the vested accumulated benefit obligation. The pension plans vary in the extent to which they are funded, but for plan years which ended during the current fiscal year, all legal funding requirements have been met. Plan assets are invested primarily in dedicated portfolios of long-term fixed income securities.

     In addition to providing pension benefits, Transportation provides health care and life insurance for a majority of its retired employees in the United States (U.S.) and Canada. For most retirees in the U.S., these benefits are defined by the terms of an agreement between Transportation and its employees, retirees and collective bargaining organizations (the Settlement Agreement) which provides such benefits (the Plan). The Plan, which was implemented on July 1, 1993, provides for cost sharing between Transportation and retirees in the form of premiums, co-payments and deductibles. A Base Program Trust has been established to provide a vehicle for funding of the health care liability through Transportation's contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included Transportation's contribution of the Parent Company's Class B Common Stock valued at $513 million, to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

                                 ==========

4.   POSTRETIREMENT BENEFITS (continued)

Pension Expense

     Net pension expense included in the Statement of Income (Loss) is composed of the following:

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
Service cost-benefits earned
  during the period .......................   $   27  $   25  $   20
Interest on projected benefit obligation ..      220     219     221
Other pension costs .......................       43      54      54
Less expected return on assets ............     (183)   (189)   (194)
                                              ------  ------  ------
Net pension expense .......................   $  107  $  109  $  101
                                              ======  ======  ======

Actual return on assets ...................   $  427  $  218  $  329


     "Other pension costs" in the above table include principally the amortization of the net transition obligation and amortization of the cost of plan amendments. The net transition obligation of $467 million is being amortized on a straight-line basis over 15 years through the year 2002. The costs of plan amendments resulting from negotiated contracts are amortized principally over the average remaining service life of active employees.

     The determination of the projected benefit obligation is based on actuarial assumptions and discount rates that reflect the current level of interest rates. The return on assets is based on long-term expectations. Annual differences between such expectations and actual experience are deferred unless the cumulative amount exceeds a specified level. As of October 31, 1993, the cumulative actual returns on plan assets exceeded cumulative expected returns by $434 million. As a result of accumulated reductions in the discount rate and net actuarial losses, the actual projected benefit obligation exceeds the expected liability by $720 million.

Pension Assets and Liabilities

     Included in the Statement of Financial Condition is an additional pension liability based on the excess of accumulated benefit obligations over the fair value of assets of Transportation's underfunded pension plans and an intangible asset representing previously incurred pension costs not yet expensed. The difference between the additional liability and the intangible asset represents net accumulated gains and losses from actuarial valuations, investment experience and changes in assumptions. This difference resulted in accumulated charges to equity of $229 million and $101 million as of October 31, 1993 and 1992, respectively.

                                 ==========

4.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities (continued)

     The funded status of Transportation's plans as of October 31, 1993 and 1992, and a reconciliation with amounts recognized in the Statement of Financial Condition are provided below.

                                   Plans in Which        Plans in Which
                                   Assets Exceed      Accumulated Benefits
                                Accumulated Benefits     Exceed Assets
                                --------------------- --------------------
Millions of dollars                1993       1992       1993       1992
- --------------------------------------------------------------------------
Actuarial present value of:
  Vested benefits ............  $    (87)  $    (71)  $ (2,618)  $ (2,235)
  Non-vested benefits ........        (4)        (6)      (213)      (204)
                                --------   --------   --------   --------
    Accumulated benefit
      obligation .............       (91)       (77)    (2,831)    (2,439)
  Effect of projected future
    compensation levels ......        (6)        (6)       (40)       (58)
                                --------   --------   --------   --------
Projected benefit obligation..       (97)       (83)    (2,871)    (2,497)
Plan assets at fair value ....       122         98      2,262      2,070
                                --------   --------   --------   --------
Funded status at October 31 ..        25         15       (609)      (427)
Unamortized pension costs:
    Net losses ...............        26         38        260        151
    Prior service costs ......         1          1         49         54
    (Asset) liability at
      date of transition .....        (1)        (2)       301        324
Adjustment for the
  minimum liability ..........         -          -       (570)      (471)
                                --------   --------   --------   --------
Net asset (liability) ........  $     51   $     52   $   (569)  $   (369)
                                ========   ========   ========   ========

     As shown above, for all plans, the sum of the $51 million net asset and the $569 million net liability was $518 million and is the amount recognized in the Statement of Financial Condition at October 31, 1993. This total includes $82 million of prepaid pension assets representing advance contributions to certain plans, and $600 million of net pension liabilities included in the $1,370 million postretirement benefits liability on the Statement of Financial Condition.

                                 ==========

4.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities (continued)

     The weighted average actuarial assumptions used in determining pension costs and the projected benefit obligation were:

Millions of dollars                            1993     1992     1991
- ----------------------------------------------------------------------
Discount rate used to determine
  present value of projected benefit
  obligation ..............................     7.3%     8.8%     9.1%
Expected long-term rate of return
  on plan assets ..........................     8.8%     9.2%    10.1%
Expected rate of increase
  in future compensation levels ...........     3.5%     5.5%     5.5%


     Transportation uses a weighted average discount rate based on the internal rate of return on its dedicated portfolio of high-quality bonds and an estimated yield available on high-quality fixed income securities which could be purchased to effectively settle the remaining portion of the obligation. The decrease in the discount rate to 7.3% in 1993 from 8.8% in 1992 reflects the decline in long-term interest rates during the past year. Transportation also reduced the assumption for future salary increases from 5.5% to 3.5% to reflect current expectations.

Other Postretirement Benefits

     Transportation adopted SFAS 106 for its U.S. and Canadian plans in the third quarter of fiscal 1993, retroactive to November 1, 1992. Transportation elected to recognize the SFAS 106 transition obligation as a one-time non-cash charge to earnings. The cumulative effect of this change in accounting policy, as of November 1, 1992, was $1,149 million. Prior years have not been restated. The $1,144 million cumulative charge for the changes in accounting policy reported on the Statement of Income
(Loss) includes the $1,149 million charge from the adoption of SFAS 106 which was partially offset by the $5 million benefit from the adoption of SFAS 109.

     Transportation's previous practice was to expense other postretirement benefits on a pay-as-you-go basis. The effect of adopting SFAS 106 in 1993 was an increase in annual expense of $41 million, or $25 million net of tax. The adoption of SFAS 106 does not affect cash flow, but it does change the timing of the recognition of costs. SFAS 106 requires the accrual of the expected cost of providing postretirement benefits during employees' active service periods.

                                 ==========

4.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The components of expense under SFAS 106 for postretirement benefits other than pensions that are included in the Statement of Income (Loss) for 1993 include the following:

Millions of dollars                                               1993
- -----------------------------------------------------------------------
Service cost - benefits earned during the year ....              $   12
Interest cost on the accumulated benefit obligation                  91
Expected return on assets .........................                  (1)
                                                                 ------
Total postretirement benefits other than pensions .              $  102
                                                                 ======

     The funded status of postretirement benefits other than pensions as of October 31, 1993, is as follows:


Millions of dollars                                               1993
- ------------------------------------------------------------------------
Accumulated postretirement benefit obligation (APBO):
Retirees and their dependents .....................             $  (765)
Active employees eligible to retire ...............                (163)
Other active participants .........................                (176)
                                                                -------
Total APBO ........................................              (1,104)
Plan assets at fair value .........................                 302
                                                                -------
APBO in excess of plan assets .....................                (802)
Unrecognized net (gain)/loss ......................                  32
                                                                -------
Net liability .....................................             $  (770)
                                                                =======

     During fiscal 1993, Transportation pre-funded $300 million of this liability from proceeds lent to Transportation by the Parent Company as a result of a public offering of Common Stock. According to the terms of the Settlement Agreement, Transportation was required to fund at least $100 million of this liability prior to January 1, 1994. Further, Transportation will be required to make additional pre-funding contributions to the liability on or prior to July 1, 1998, such that the total of all pre-funding contributions will equal the total net proceeds from all sales of Common Stock by the Parent Company through such date, but not to exceed $500 million. Additionally, Transportation is required to annually pre-fund an amount equal to annual service cost. Under the terms of the Settlement Agreement, these funds will be used to pay a portion of current benefits; the remainder to be invested primarily in equities with an expected return of 9%.

                                 ==========

4.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The discount rate used to determine the accumulated postretirement benefit obligation at October 31, 1993, was 7.5%, based on estimated income on high-quality fixed income securities which could be purchased to effectively settle the obligation. As interest rates have declined, inflation rates and their effect on future health care cost trend rates have been contained and are experiencing a downward trend. Combined with internal containment programs and the government program on national health care, the period to reach an ultimate ongoing inflation rate may also shorten. For 1994, the weighted average rate of increase in the per capita cost of covered medical benefits is projected to be 10.5% for participants under the age of 65 and 8.5% for participants age 65 or over. The rate of increase for drugs is projected to be 11.5% for all participants. The rates are projected to decrease on an annual basis to 5% in the year 2003 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $120 million and the associated expense recognized for the year ended October 31, 1993 would increase by an estimated $13 million. Conversely, a decrease in the cost trend rate would lower the accumulated postretirement benefit obligation and the associated expense.

5.   INCOME TAXES

     During the third quarter of 1993, Transportation adopted SFAS 109, "Accounting for Income Taxes," with retroactive application to November 1, 1992. Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization is more likely than not.

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards (NOLs) generated in earlier years. As of October 31, 1993, Transportation had $22 million of domestic NOLs available to offset future taxable income generated by the subsidiaries.

                                 ==========

5.   INCOME TAXES (continued)

     The adoption of SFAS 109 does not have a material impact on Transportation, as a result of the Tax Agreement. Substantially all of the deferred tax asset and corresponding income tax benefit resulting from the adoption of SFAS 109 is reflected on the financial statements of the Parent Company.

     Taxes on income (loss) are analyzed by categories as follows:


Millions of dollars                            1993    1992     1991
- ---------------------------------------------------------------------
Current:
  Federal ................................   $   12   $   12   $   17
  State and local ........................        3        3        5
                                             ------   ------   ------
    Total current ........................       15       15       22
Deferred taxes ...........................        4        -        -
                                             ------   ------   ------
Total income tax expense .................   $   19   $   15   $   22
                                             ======   ======   ======

       The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax statutory rate in 1993, 1992 and 1991 was as follows:


Millions of dollars                           1993     1992     1991
- ------------------------------------------------------------------------
Amount computed using the
  U.S. federal statutory rate ............   $ (165)  $  (68)  $  (65)
Increase (reduction) in taxes
  resulting from:
    State income taxes, net .............         3        3        4
    Current year losses for
      which no benefit is available .....       182       83       87
    Other................................        (1)      (3)      (4)
                                             ------   ------   ------
  Provision for income taxes ............    $   19   $   15   $   22
                                             ======   ======   ======

                                 ==========

5.   INCOME TAXES (continued)

     The components of the deferred tax asset (liability), in millions of dollars, are as follows:

                                                       October 31,1993
                                                       ---------------
United States
- -------------

Deferred tax asset, net operating loss carryforwards       $    8
Less valuation allowance ............................          (8)
                                                           ------

  Net deferred tax assets ...........................      $    -
                                                           ======
Foreign
- -------

Deferred tax assets:
  Net operating loss carryforwards ..................      $   11
  Postretirement benefits ...........................          16
                                                           ------

    Total deferred tax assets .......................          27
                                                           ------
Deferred tax liabilities:
  Prepaid pension assets .............................        (16)
                                                           ------

    Total deferred tax liabilities ...................        (16)
                                                           ------

    Total ............................................         11

Less valuation allowance ............................         (27)
                                                           ------

    Net deferred tax liabilities ....................      $  (16)
                                                           ======

     A valuation allowance has been provided for those net operating loss carryforwards and temporary differences which are estimated to expire before they are utilized. Because the foreign tax carryforward period is relatively short, a full allowance has been provided against the total deferred tax assets. The U.S. valuation allowance increased by $4 million during 1993 which is attributable to 1993 losses for which no tax benefits have been recognized. The foreign valuation allowance decreased $6 million during 1993 resulting from recognizing tax benefits from the utilization of NOL carryforwards attributable to 1993 foreign operating income and fluctuations in foreign exchange rates.

                                 ==========

5.   INCOME TAXES (continued)

     SFAS 109 requires that individual tax paying entities of Transportation offset all deferred tax assets and liabilities within each tax jurisdiction and present them in a single amount in the Statement of Financial Condition. Amounts in different tax jurisdictions cannot be offset against each other.


6.   DISCONTINUED OPERATIONS

     A provision of $65 million was recorded in the third quarter of 1992 as a loss of discontinued operations for the settlement of litigation commonly referred to as the Wisconsin Steel Pension Plan Cases. The court held Transportation liable for pension liabilities to former employees of the Wisconsin Steel Division prior to its sale to EDC Holding Company in 1977. Under the terms of the settlement, the Company paid the Pension Benefit Guaranty Corporation (PBGC) $20 million, issued to the PBGC 357,000 shares of Navistar International Corporation Common Stock and delivered to the PBGC an eight percent ten-year note with a face amount of $36.6 million and maturing August 15, 2002.


7.   MARKETABLE SECURITIES

     Marketable securities at October 31 are as follows:

Millions of dollars                                        1993    1992
- ------------------------------------------------------------------------
MANUFACTURING
  Corporate and other securities ....................     $    -  $    -
  U.S. government securities ........................         54       7
                                                          ------  ------

    Manufacturing marketable securities .............         54       7
                                                          ------  ------

FINANCIAL SERVICES
  Corporate securities ..............................         18      29
  U.S. government and federal agency securities .....         70      61
  Mortgage and asset-backed securities ..............         36      39
  Foreign government securities .....................          9      14
                                                          ------  ------
    Financial Services marketable securities.........        133     143
                                                          ------  ------
Total marketable securities .........................     $  187  $  150
                                                          ======  ======

                                 ==========

7.   MARKETABLE SECURITIES (continued)

     Additional information related to the Financial Services' marketable securities carried at amortized cost at October 31, all of which are held by insurance affiliates, is as follows:

                                                          1993
                                             ----------------------------
                                                          Gross
                                             Amortized Unrealized  Fair
Millions of dollars                             Cost      Gains    Value
- -------------------------------------------------------------------------
Corporate securities ........................  $   18    $    1    $   19
U.S. government and federal agency securities      70         5        75
Mortgage and asset-backed securities ........      36         1        37
Foreign government securities ...............       9         -         9
                                               ------    ------    ------
Total Financial Services
  marketable securities .....................  $  133    $    7    $  140
                                               ======    ======    ======

                                                          1992
                                             ----------------------------
                                                          Gross
                                             Amortized Unrealized  Fair
Millions of dollars                             Cost      Gains    Value
- -------------------------------------------------------------------------
Corporate securities  ....................... $   29     $    1    $   30
U.S. government and federal agency securities     61          2        63
Mortgage and asset-backed securities ........     39          1        40
Foreign government securities ...............     14          -        14
                                              ------     ------    ------
Total Financial Services
  marketable securities ..................... $  143     $    4    $  147
                                              ======     ======    ======

     Contractual maturities of Financial Services' marketable debt securities at October 31, 1993 are as follows:

                                                       Amortized   Fair
Millions of dollars                                       Cost     Value
- -------------------------------------------------------------------------
Due in one year or less .....................            $    6    $    6
Due after one year through five years  ......                62        65
Due after five years through ten years ......                26        28
Due after ten years .........................                 3         3
                                                         ------    ------
                                                             97       102
  Mortgage and asset-backed securities ......                36        38
                                                         ------    ------
    Total debt securities ...................            $  133    $  140
                                                         ======    ======

                                 ==========

7.   MARKETABLE SECURITIES (continued)

     Proceeds from sales or maturities of investments in debt securities were $86 million during 1993 and $121 million during 1992. Gross gains of $6 million and $4 million were realized on such sales or maturities in 1993 and 1992, respectively. There were gross losses of $2 million in 1993 and 1992.

     At October 31, 1993 and 1992, Financial Services had $27 million and $20 million, respectively, of marketable securities on deposit with various state departments of insurance or otherwise restricted as to use. These securities are included in total marketable securities balances at October 31, 1993 and 1992.


8.  RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                        1993    1992
- ------------------------------------------------------------------------
MANUFACTURING
  Customers ........................................      $  149  $  151
  Allowance for losses .............................         (24)    (20)
                                                          ------  ------

    Manufacturing receivables, net .................         125     131
                                                          ------  ------
FINANCIAL SERVICES
  Retail notes and lease financing .................         831     971
  Wholesale notes ..................................         259     128
  Accounts receivable ..............................         275     216
  Amounts due from sales of receivables ............          76      41
  Reinsurance balance receivables ..................           5       6
                                                          ------  ------

  Total accounts and notes receivables .............       1,446   1,362

  Allowance for losses .............................         (13)    (14)
                                                          ------  ------
    Financial Services receivables, net ............       1,433   1,348
                                                          ------  ------
    Eliminations ...................................         (16)      -
                                                          ------  ------

Total receivables, net..............................      $1,542  $1,479
                                                          ======  ======


     The allowance for losses of Manufacturing includes amounts associated with receivables financed by the Financial Services' subsidiaries and receivables on products sold to distributors in export markets.

                                 ==========

8.  RECEIVABLES (continued)

Financial Services

     Navistar Financial purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from Transportation's operations in the United States.

     A portion of Navistar Financial's funding for retail and wholesale notes comes from sales of those receivables by Navistar Financial to third parties with limited recourse. Proceeds from sales of receivables were $1,741 million in 1993, $1,285 million in 1992 and $1,470 million in 1991.
Uncollected sold receivable balances totalled $839 million and $533 million as of October 31, 1993 and 1992, respectively. A portion of the receivables is sold by Navistar Financial to third parties with recourse. Navistar Financial's maximum exposure under all receivable sale recourse provisions at October 31, 1993 is $130 million which includes holdback reserves of $69 million, subordinated retained interest in securitized receivable sales of $54 million and $6 million of certain cash deposits established as a result of the securitized receivables recourse provisions.

     Contractual maturities of notes and lease financing outstanding at October 31, 1993, are summarized as follows. Prepayments may cause the average actual life to be shorter.

                                    Retail Notes
                                      and Lease  Wholesale    Accounts
Millions of dollars                   Financing    Notes     Receivable
- ------------------------------------------------------------------------
Gross finance receivables due in:

  1994 ...........................     $   337    $   145     $   275
  1995 ...........................         249        114           -
  1996 ...........................         173          -           -
  1997 and thereafter ............         165          -           -
                                       -------    -------     -------
    Gross finance receivables ....         924        259         275
Unearned finance charges .........          93          -           -
                                       -------    -------     -------

Total finance receivables ........     $   831    $   259     $   275
                                       =======    =======     =======

                                 ==========

9.  INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                        1993    1992
- ------------------------------------------------------------------------
Finished products ..................................      $  196  $  180
Work in process ....................................          73      67
Raw materials and supplies .........................         142     118

                                                          ------  ------
Total inventories ..................................      $  411  $  365
                                                          ======  ======

10.  PROPERTY

     At October 31, property includes the following:

Millions of dollars                                        1993    1992
- ------------------------------------------------------------------------
MANUFACTURING
  Land .............................................      $    8  $    8
                                                          ------  ------
 Buildings, machinery and equipment at cost:
    Plants .........................................       1,087     995
    Distribution ...................................          72      72
    Other ..........................................          82      76
                                                          ------  ------
      Subtotal .....................................       1,241   1,143
                                                          ------  ------

  Total property ...................................       1,249   1,151
  Less accumulated depreciation and amortization ...        (641)   (588)
                                                          ------  ------
    Manufacturing property, net ....................         608     563
                                                          ------  ------
FINANCIAL SERVICES
  Total property ...................................          34      24
  Less accumulated depreciation and amortization ...          (6)     (5)
                                                          ------  ------
    Financial Services property, net ...............          28      19
                                                          ------  ------
Total property and equipment, net ..................      $  636  $  582
                                                          ======  ======

     Included in the gross property of Manufacturing is property under capitalized lease obligations of $28 million at October 31, 1993, and $54 million at October 31, 1992.

                                 ==========

11.  LEASES

     Transportation has long-term noncancellable leases for use of various equipment and facilities. Lease terms are generally for 5 to 25 years and in many cases provide for renewal options. Transportation is generally obligated for the cost of property taxes, insurance and maintenance.

     Transportation leases office buildings, distribution centers, furniture and equipment, machinery and equipment and computer equipment. Total operating lease expense was $30 million in 1993, 1992 and 1991. Income received from sublease rentals was $6 million in 1993, 1992 and 1991.

     At October 31, 1993, consolidated future minimum lease payments required under capital and noncancellable operating leases having lease terms in excess of one year are as follows:


                                               Capital  Operating
Millions of dollars                            Leases    Leases
- -----------------------------------------------------------------
1994 ......................................     $    4    $   22
1995 ......................................          4        20
1996 ......................................          3        20
1997 ......................................          3        19
Thereafter ................................         13        72
                                                ------    ------

Total minimum payments ....................         27    $  153
                                                          ======
Less imputed interest .....................         (8)
                                                ------
  Present value of minimum lease payments .     $   19
                                                ======
  Future income from subleases ............               $   39
                                                          ======

                                 ==========

12.  ACCOUNTS PAYABLE

     Major classifications of accounts payable at October 31 are as follows:

Millions of dollars                                 1993    1992
- -----------------------------------------------------------------
MANUFACTURING
  Trade ........................................   $  669  $  577
  Other ........................................       16       4
                                                   ------  ------
    Manufacturing accounts payable .............      685     581
                                                   ------  ------
FINANCIAL SERVICES
  Other ........................................       63      56
  Manufacturing ................................       22       -
                                                   ------  ------
    Financial Services accounts payable ........       85      56
                                                   ------  ------

Eliminations ...................................      (16)      -
                                                   ------  ------

Total accounts payable .........................   $  754  $  637
                                                   ======  ======

13.  ACCRUED LIABILITIES

     Major classifications of accrued liabilities at October 31 are as follows:

Millions of dollars                                 1993    1992
- -----------------------------------------------------------------
MANUFACTURING
  Employee related benefits ...................    $   35  $   51
  Product liability and warranty ..............       108      94
  Payroll and commissions .....................        59      67
  Taxes .......................................        21      22
  Interest ....................................         4       4
  Other .......................................       132     124
                                                   ------  ------
    Manufacturing accrued liabilities .........       359     362
                                                   ------  ------
FINANCIAL SERVICES
  Interest ....................................        14      20
  Taxes .......................................         5       5
  Product liability ...........................         2       2
  Other .......................................         3       6
                                                   ------  ------
    Financial Services accrued liabilities ....        24      33
                                                   ------  ------

Total accrued liabilities .....................    $  383  $  395
                                                   ======  ======

                                 ==========

14.  DEBT

Short-Term Debt

Millions of dollars                                   1993    1992
- -------------------------------------------------------------------
MANUFACTURING
  Notes payable and current maturities
    of long-term debt .............................. $   25  $   15
  Parent Company notes payable .....................     33       -
                                                     ------  ------
    Manufacturing short-term debt ..................     58      15
                                                     ------  ------
FINANCIAL SERVICES
  Bank borrowings ..................................     75       -
  Current maturities of long-term debt .............     80      99
                                                     ------  ------
    Financial Services short-term debt .............    155      99
                                                     ------  ------
Total short-term debt .............................. $  213  $  114
                                                     ======  ======
Long-Term Debt


Millions of dollars                                   1993    1992
- -------------------------------------------------------------------
MANUFACTURING
  Subordinated Parent Company Notes
    9.05% Stock Purchase Agreement
      (Class B Common), due 2003 ................... $  478  $    -
    9% Loan Agreement, due 2013 ....................    493       -
                                                     ------  ------
  Long-term debt due Parent Company ................ $  971  $    -
                                                     ======  ======

          -----------------------------------------------


MANUFACTURING
  8 5/8% Sinking Fund Debentures, due 1995 ......... $     9  $   15
  6 1/4% Sinking Fund Debentures, due 1998 .........      11      14
  9% Sinking Fund Debentures, due 2004 .............      75      83
  8% Secured Note, due 2002 ........................      37      37
  Capitalized leases ...............................      15      19
  Other ............................................       3       4
                                                      ------  ------
    Manufacturing long-term debt ...................     150     172
                                                      ------  ------
FINANCIAL SERVICES
  Senior Debentures and Notes
    7 1/2%, due 1994 ...............................       -      75
    9.35% to 9.75%, medium-term, due 1994 to 1996        217     222
    Bank revolver, variable rate, due November 1995      727     727
                                                      ------  ------
      Total senior debt ............................     944   1,024
  Subordinated Debentures, 11.95%, due December 1995     100     100
  Unamortized discount .............................       -      (5)
                                                      ------  ------
    Financial Services long-term debt ..............   1,044   1,119
                                                      ------  ------
Total long-term debt ...............................  $1,194  $1,291
                                                      ======  ======

                                 ==========

14.  DEBT (continued)

Long-Term Debt (continued)

     The aggregate annual maturities and sinking fund requirements for long-term debt for the years ended October 31 are as follows:

                                                          Financial
Millions of dollars                        Manufacturing  Services  Total
- -------------------------------------------------------------------------
1995 ..................................          59          100      159
1996 ..................................          58          944    1,002
1997 ..................................          60            -       60
1998 ..................................          64            -       64
Thereafter ............................         880            -      880

Weighted average interest rate on
  total debt including short-term debt
  and the effect of discounts and
  related amortization ................         9.0%         7.2%     7.2%


     Manufacturing's eight percent secured note, due 2002, is secured by certain plant assets.

     In conjunction with approval of the Settlement Agreement and implementation of the Plan, Transportation entered into a Stock Purchase Agreement with the Parent Company at 9.05%, due 2003, for the purchase of Class B Common Stock. Transportation contributed the stock, which was valued at $513 million, to an independent retiree Supplemental Trust on July 1, 1993.

     On October 21, 1993, the Parent Company completed a public offering of common shares. The proceeds were loaned to Transportation at 9%, due 2013. Transportation used $300 million to pre-fund benefit liabilities under the Plan and will use the remaining proceeds for working capital purposes.

     At October 31, 1993, Navistar Financial had contractually committed facilities of $1,327 million consisting of a bank revolving credit facility of $727 million and a retail notes receivable purchase facility of $600 million. In April 1993, Navistar Financial amended and restated the credit and purchase facility agreements extending the maturity date of these facilities to November 15, 1995. The amended and restated credit facility granted security interests in substantially all of Navistar Financial's assets, provided for a reduction in the credit facility commitment in the amount of 50% of any new senior debt issued after April 30, 1993 with a term of three years or longer and permitted Navistar Financial to declare a special dividend to Transportation not to exceed $20 million upon implementation of the Plan.

                                 ==========

14.  DEBT (continued)

Long-Term Debt (continued)

     Unused commitments under the credit and purchase facilities were $157 million, $75 million of which was used to back short-term bank borrowings at October 31, 1993. The remaining $82 million, when combined with unrestricted cash and cash equivalents, made $105 million available for the general business purposes of Navistar Financial at October 31, 1993. Compensating cash balances are not required under the revolving credit facility, but commitment fees are paid on the unused portions of the bank revolving credit and retail notes receivable purchase facilities.
Navistar Financial also pays a facility fee on the $600 million retail notes receivable purchase facility.

     Navistar Financial has two wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation (NFRRC) and Navistar Financial Securities Corporation (NFSC), which have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. These subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to Navistar Financial or affiliated companies.

     At October 31, 1993, NFSC had in place a $300 million revolving wholesale note sales trust providing for the continuous sale of wholesale notes on a daily basis. The sales trust is comprised of three $100 million pools of notes maturing serially from 1997 to 1999.

     On September 16, 1993, NFRRC filed a shelf registration with the Securities and Exchange Commission providing for the issuance from time to time of $1 billion of asset-backed securities. On November 10, 1993, Navistar Financial sold $335 million of retail notes to NFRRC which, in turn, sold to investors $323 million of notes and $12 million of certificates issued by an owner trust. The net proceeds of $334 million were used by Navistar Financial for general working capital purposes and to establish a $25 million reserve account with the trust.

     On November 16, 1993, Navistar Financial sold $100 million of 8 7/8% Senior Subordinated Notes due 1998 and used the proceeds to redeem its 11.95% Subordinated Debentures due December 1995. Navistar Financial will also redeem its 7 1/2% Senior Debentures due January 1994 on December 15, 1993.

     Consolidated interest payments were $93 million in 1993 and 1992, and $97 million in 1991.

                                 ==========

15.  OTHER LONG-TERM LIABILITIES

     Major classifications of other long-term liabilities at October 31 are as follows:


Millions of dollars                                   1993    1992
- -------------------------------------------------------------------
MANUFACTURING
  Product liability and warranty ..............      $  170  $  183
  Restructuring costs .........................           8      16
  Other .......................................          77      85
                                                     ------  ------

    Manufacturing other long-term liabilities .         255     284

FINANCIAL SERVICES

  Product liability ...........................           9      10
                                                     ------  ------

Total other long-term liabilities .............      $  264  $  294
                                                     ======  ======

16.  FINANCIAL INSTRUMENTS

     During fiscal 1993, Transportation adopted SFAS 107, "Disclosures about Fair Value of Financial Instruments." This statement requires disclosure of the fair value of financial instruments and a description of the methods and assumptions used to estimate fair value.

     The carrying amounts of financial instruments on a consolidated basis, as reported on the Statement of Financial Condition and described in the various footnotes to the financial statements and their fair values at October 31, 1993, are as follows:
                                                 Carrying        Fair
Millions of dollars                               Amount         Value
- ------------------------------------------------------------------------
Marketable securities .......................    $   187         $   194
Receivables, net ............................      1,542           1,558
Investments and other assets ................        234             279
Long-term debt ..............................      2,165           2,198


     The carrying amounts of cash and cash equivalents approximate fair value.

     The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments. The fair value of Financial Services' marketable securities held by insurance affiliates at October 31, 1993 is disclosed, as required, in Note 7 to the Financial Statements, and included above.

        PAGE 58
                                 ==========

                 NOTES TO FINANCIAL STATEMENTS-- (CONTINUED)


16.  FINANCIAL INSTRUMENTS (continued)

     The carrying amounts of Manufacturing's customer receivables and Navistar Financial's wholesale notes and retail and wholesale accounts and other variable-rate retail notes approximate fair value because of the short-term maturities of the financial instruments. The fair value of Navistar Financial's truck retail notes is estimated based on quoted market prices of similar sold receivables. The fair value of amounts due from sales of receivables is estimated using cash flow analyses based on interest rates currently offered by Navistar Financial's finance operations.

     The carrying amounts of short-term debt and variable-rate borrowings under Navistar Financial's bank revolving credit agreement, which is repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows.

     The fair value of investments and other assets is estimated based on quoted market prices or by discounting future cash flows.


17.  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS ON ASSETS

     At October 31, 1993, commitments for capital expenditures in progress were approximately $17 million.

     Transportation was contingently liable at October 31, 1993, for approximately $4 million for guarantees of debt and for bid and performance bonds. As of October 31, 1993, Harbour Bermuda was contingently liable for claims in the amount of $5 million.

     At October 31, 1993, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. Transportation is subject to maximum recourse of $94 million on retail contracts and $9 million on retail leases. Based on historical loss trends however, Transportation's exposure to loss is not considered material.

     The Canadian operating subsidiary and certain subsidiaries included in Financial Services are parties to agreements which restrict the amounts which can be distributed to Transportation in the form of dividends or loans and advances which can be made. As of October 31, 1993, these subsidiaries had $313 million of net assets, of which $238 million was restricted as to distribution.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of Navistar Financial to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1993.

                                 ==========

17.  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS ON ASSETS
     (continued)

     Transportation has been named as a potentially responsible party
(PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law commonly known as the Superfund law. The anticipated known costs associated with the current PRP actions on October 31, 1993, are reflected in Transportation's $10 million accrued liability.

     Investigations into the nature and extent of cleanup activities under the Superfund law are being conducted at two sites formerly owned by Transportation. The eventual scope, timing and cost of such activities as well as the availability of defense to any such claims, and possible claims against third parties and insurance companies are not known and cannot be reasonably estimated; however, substantial claims could be asserted against Transportation.


18.  LEGAL PROCEEDINGS

     In July 1992, Transportation announced its decision to change its retiree health care benefit plans and concurrently filed a declaratory judgment class action lawsuit in the U.S. District Court for the Northern District of Illinois (Illinois Court) to confirm its right to change these benefits. A countersuit was filed against Transportation by its unions in the U.S. District Court for the Southern District of Ohio (Ohio Court).
On October 16, 1992, Transportation withdrew its declaratory judgment action in the Illinois Court and began negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) to resolve issues affecting both retirees and employees. On December 17, 1992, Transportation announced that a tentative agreement had been reached with the UAW on restructuring retiree health care and life insurance benefits (the Settlement Agreement). During the third quarter of 1993, all court, regulatory agency and shareowner approvals required to implement the Settlement Agreement concerning retiree health care benefit plans were obtained. The Settlement Agreement became effective and the restructured retiree health care and life insurance plan was implemented on July 1, 1993.

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. In order to appeal the verdict in the case, Transportation was required to post a bond collateralized with $30 million in cash. This amount has been recorded as restricted cash on the Statement of Financial Condition. The amount of any potential liability is uncertain and Transportation believes that there are meritorious arguments for overturning or diminishing the verdict.

     Transportation and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to its business and that of its subsidiaries. In the opinion of Transportation's management, none of these proceedings or claims are material to the business or the financial condition of Transportation.


19.  SHAREOWNER'S EQUITY

     The number of authorized shares of Transportation's capital stock at October 31, 1993, was 100,000 with a par value of $1.00 per share and the number of issued and outstanding shares was 1,000. All the issued and outstanding stock is owned by Navistar International Corporation and no shares are reserved for officers and employees or for options, warrants, conversions and other rights.

                                        ==========


20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                               4th Quarter     3rd Quarter     2nd Quarter      1st Quarter
                              -------------   --------------  --------------  ---------------
(Millions of dollars,                                            Restated         Restated
 except per share data)        1993    1992    1993    1992    1993    1992     1993    1992
- ---------------------------------------------------------------------------------------------
Consolidated Operations
Sales and revenues .......    $1,300  $1,139  $1,123  $  917  $1,238  $  913   $1,033  $  902
                              ======  ======  ======  ======  ======  ======   ======  ======
Net income (loss):
  Income (loss)
  before Supplemental
  Trust contribution .....    $   17  $  (32) $    5  $  (51) $   25  $  (35)  $    4  $  (33)
  Supplemental Trust
    contribution                   -       -    (513)      -       -       -        -       -
  Income tax expense .....        (5)     (1)     (3)     (4)     (5)     (4)      (6)     (6)
                              ------  ------  ------  ------  ------  ------   ------  ------
Income (loss)
  Continuing
    operations ...........        12     (33)   (511)    (55)     20     (39)      (2)    (39)
  Discontinued
    operations ...........         -       -       -     (65)      -       -        -       -
  Cumulative
    effect of change
    in accounting
    policy (a):
      SFAS 106,
        net of income
        taxes of
        $5 million .......         -       -       -       -       -       -   (1,144)      -
                              ------  ------  ------  ------  ------  ------  -------  ------
Net income (loss) ........    $   12  $  (33) $ (511) $ (120) $   20  $  (39) $(1,146) $  (39)
                              ======  ======  ======  ======  ======  ======  =======  ======

Supplemental Data
Manufacturing
  Sales ...................   $1,258  $1,096  $1,080  $  870  $1,189  $  871  $  983   $  848
  Gross margin ............      180     129     133      90     155     106     128      106
  Income (loss)
    before taxes and
    Financial Services ....        2     (43)   (523)    (62)     10     (47)    (12)     (51)

Financial Services
  Revenues ................       54      52      53      57      59      53      60       64
  Interest expense ........       19      22      19      23      19      21      22       21
  Income before taxes .....       15      11      15      11      15      12      16       18

   Transactions between Manufacturing and Financial Services operations have been eliminated from Consolidated operations.  See Notes 1 and 2.

- ---------------------------------------------------------------------------------------------
(a)  In the third quarter of 1993, Transportation adopted SFAS 106 and SFAS 109 retroactive to November 1, 1992.  As required, the previously reported results for the first and second quarters of 1993 have been restated.  Periods prior to November 1, 1992 are not required to be restated for the accounting changes.

                                 ==========

20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (continued)


FOURTH QUARTER 1993 RESULTS

    Fourth quarter consolidated sales and revenues of $1,300 million were 14% higher than the same period a year ago. Transportation's medium and heavy truck shipments increased 13% from the prior year's quarter. The higher shipments reflect improvement in North American industry retail sales of medium and heavy trucks which totalled 77,200 units, an increase of 13%, from the same quarter last year. For the fourth quarter, Transportation maintained its leadership in the North American combined medium and heavy truck market with a market share of 27.9%. Shipments of 32,700 mid-range diesel engines to original equipment manufacturers were 18% higher than the same quarter of 1992 reflecting consumer demand for the diesel-powered light trucks and vans which use this engine. Service parts sales increased 11% from the fourth quarter of 1992.

     Net income for the fourth quarter of 1993 was $12 million, an increase from the $33 million loss for the same period in 1992. The 1992 loss included $23 million of expense related to a voluntary vehicle recall.

     Manufacturing gross margin for the period was 14.3% up from 13.9% in the fourth quarter of 1992 prior to a one-time charge for vehicle recalls. The increase in margin can be attributed primarily to increased sales volume, higher net selling prices and savings from the restructured retiree benefit Plan implemented July 1, 1993. Partially offsetting these favorable factors was an increase in start-up costs associated with new truck and engine product introductions.

     Financial Services income before taxes increased to $15 million in the fourth quarter of 1993 from $11 million in 1992. The increase in income is primarily from higher earnings from wholesale financing and a lower provision for credit losses.

                                 ==========


                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
                -------------------------------------------


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Navistar International Transportation Corp.:


     We have audited the financial statements and financial statement schedules of Navistar International Transportation Corp. and Consolidated Subsidiaries listed in Item 8 and Item 14. These consolidated financial statements and financial statement schedules are the responsibility of Transportation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Transportation Corp. and Consolidated Subsidiaries at October 31, 1993 and 1992, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1, in accordance with the provisions of Statements of Financial Accounting Standards No. 106 and No. 109, effective November 1, 1992, Transportation changed its methods of accounting for postretirement benefits other than pensions and for income taxes.


Deloitte & Touche
December 15, 1993
Chicago, Illinois

        PAGE 63
                                                              Exhibit 24
                                 ==========


                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
                -------------------------------------------


                       INDEPENDENT AUDITORS' CONSENT



Navistar International Transportation Corp.:

    We consent to the incorporation by reference in this Post-Effective Amendment No. 1 to Registration No. 2-70979 of Navistar International Transportation Corp. on Form S-8 of our report dated December 15, 1993 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and No. 109) appearing in the Annual Report on Form 10-K of Navistar International Transportation Corp. for the year ended October 31, 1993.




Deloitte & Touche
January 27, 1994
Chicago, Illinois

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None
                                  PART III


ITEMS 10, 11, 12 AND 13

     Intentionally omitted. See the index page to this Report for explanation.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
- --------------------

    See Index to Financial Statements in Item 8.

Schedules                                                            Page
                                                                     ----

VII  - Guarantees of Securities of Other Issuers ..............       F-1
VIII - Valuation and Qualifying Accounts and Reserves .........       F-2
IX   - Short-Term Borrowings ..................................       F-4
X    - Supplementary Income Statement Information .............       F-5

    All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including those Incorporated by Reference                  Page
- ---------------------------------------------------                  ----

(3)    Articles of Incorporation and By-Laws ...................      E-1
(4)    Instruments Defining the Rights
         of Security Holders, including Indentures .............      E-2
(10)   Material Contracts ......................................      E-3
(24)   Independent Auditors' Consent . .........................       63
(25)   Power of Attorney .......................................       68
(28.1) Navistar Financial Corporation Annual Report on Form 10-K
         for the fiscal year ended October 31, 1993 ............      N/A

     All exhibits other than those indicated above are omitted because of the absence of the condition under which they are required or because information called for is shown in the financial statements and notes thereto.

Reports on Form 8-K
- -------------------

     A report on Form 8-K dated December 9, 1992, was filed by Transportation to describe developments in negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America.

     A report on Form 8-K dated December 9, 1992, was filed by Transportation to disclose a change in credit rating.

     A report on Form 8-K dated December 14, 1992, was filed by Transportation to disclose a change in credit rating.

     A report on Form 8-K dated December 18, 1992, was filed by Transportation to announce a tentative agreement on restructuring retiree health care and life insurance benefits.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Reports on Form 8-K (continued)
- -------------------

     A report on Form 8-K, dated May 14, 1993, was filed by Transportation indicating Navistar Financial Corporation granted security interests in substantially all of its assets pursuant to an Amended and Restated Credit Agreement and amended and restated an existing revolving credit facility and a retail notes receivable purchase facility.

     A report on Form 8-K, dated May 28, 1993, was filed by Transportation announcing court approval of a retiree health care and life insurance benefit settlement.

     A report on Form 8-K, dated July 1, 1993, was filed by Transportation describing Parent Company shareowner approval of the postretirement health care and life insurance benefits settlement as well as a one-for-ten reverse split of the Common stock and Class B Common stock.

        PAGE 67
SIGNATURE

                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
                -------------------------------------------


                                 SIGNATURE


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
               (Registrant)



/s/  Robert I. Morrison
- ----------------------------------
     Robert I. Morrison                              January 27, 1994
     Vice President and Controller
     (Principal Accounting Officer)

        PAGE 68
SIGNATURE

                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
                -------------------------------------------


                             POWER OF ATTORNEY

     Each person whose signature appears below does hereby make, constitute and appoint John R. Horne, Robert I. Morrison and Robert A. Boardman and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                Title                     Date
- -----------------------  --------------------------   ----------------


/s/ James C. Cotting
- --------------------
    James C. Cotting     Chairman                     January 27, 1994
                         and Chief Executive Officer
                         and Director
                         (Principal Executive Officer)


/s/ John R. Horne
- --------------------
    John R. Horne        President                    January 27, 1994
                         and Chief Operating Officer
                         and Director


/s/ Robert C. Lannert
- ---------------------
    Robert C. Lannert    Executive Vice President     January 27, 1994
                         and Chief Financial Officer
                         and Director

        PAGE 69

                                                                  SCHEDULE VII

                  NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                                  ==========
                  GUARANTEES OF SECURITIES OF OTHER ISSUERS
                               OCTOBER 31, 1993
                             (MILLIONS OF DOLLARS)


       COLUMN A                COLUMN B             COLUMN C          COLUMN F
       --------                --------             --------          --------

  NAME OF ISSUER OF
     SECURITIES                                      TOTAL
    GUARANTEED BY          TITLE OF ISSUE OF         AMOUNT
     PERSON FOR                EACH CLASS          GUARANTEED
 WHICH STATEMENT IS          OF SECURITIES            AND            NATURE OF
       FILED                   GUARANTEED          OUTSTANDING       GUARANTEE
 ------------------        -----------------       -----------       ---------
 Guarantees by
   Navistar
   International
   Transportation
   Corp.:
    Iowa Industrial
      Hydraulics           Industrial revenue
                             bonds ............       $   2          Principal
                                                      =====




NOTE: Columns D, E, and G are omitted as the answer would be "None".

        PAGE 70

                                                                 SCHEDULE VIII

                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                                  ==========
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)


              COLUMN A           COLUMN B    COLUMN C        COLUMN D           COLUMN E
            -----------          --------    --------        --------           --------

            DESCRIPTION           BALANCE   ADDITIONS     DEDUCTIONS FROM
    DESCRIPTION                     AT       CHARGED          RESERVES           BALANCE
        OF          DEDUCTED     BEGINNING     TO                                AT END
     RESERVES         FROM        OF YEAR    INCOME    DESCRIPTION      AMOUNT   OF YEAR
    -----------     --------     --------   ---------  -----------      ------   -------
Reserves deducted
  from assets to
  which they apply:

       1993
       ----
                                                       Uncollectible
                                                       notes and
Allowance for       Notes and                          accounts
  losses on         accounts                           written off,
  receivables ..    receivable ..  $  34      $   6    less recoveries.  $   3    $  37
                                   =====      =====                      =====    =====

       1992
       ----
                                                       Uncollectible
                                                       notes and
Allowance for       Notes and                          accounts
  losses on         accounts                           written off,
  receivables ..    receivable ..  $  27      $  21    less recoveries.  $  14    $  34
                                   =====      =====                      =====    =====

       1991
       ----
                                                       Uncollectible
                                                       notes and
Allowance for       Notes and                           accounts
  losses on         accounts                            written off,
  receivables ..    receivable ..  $  24      $  26    less recoveries.  $  23    $  27
                                   =====      =====                      =====    =====

        PAGE 71

                                                   SCHEDULE VIII (CONTINUED)


                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                                  ==========
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                            (MILLIONS OF DOLLARS)



         COLUMN A          COLUMN B            COLUMN C          COLUMN D        COLUMN E
         --------          --------            --------          --------        --------


                           BALANCE                            DEDUCTIONS FROM
                             AT                                   RESERVES       BALANCE
       DESCRIPTION        BEGINNING       ADDITIONS CHARGED                      AT END
       OF RESERVES         OF YEAR            TO INCOME            AMOUNT        OF YEAR
       -----------        ---------       -----------------        ------        -------
Reserve for costs
  relating to plant
  closings or
  disposal of
  business
  segment (a):

     1993                  $   19              $    -              $   10        $    9
                           ======              ======              ======        ======

     1992                  $   22              $    -              $    3        $   19
                           ======              ======              ======        ======

     1991                  $   24              $    -              $    2        $   22
                           ======              ======              ======        ======




(a) Includes current and non-current portion.

        PAGE 72

                                                                 SCHEDULE IX

                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                                  ==========
                          SHORT-TERM BORROWINGS
            FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)



 COLUMN A        COLUMN B     COLUMN C     COLUMN D      COLUMN E          COLUMN F
 --------        --------     --------     --------       --------         --------

                              WEIGHTED                                     WEIGHTED
CATEGORY OF                   AVERAGE        MAXIMUM                       AVERAGE
 AGGREGATE       BALANCE      INTEREST       AMOUNT         AVERAGE        INTEREST
SHORT-TERM        AT END      RATE AT        MONTH          AMOUNT           RATE
BORROWINGS      OF PERIOD    OCTOBER 31    END BALANCE    OUTSTANDING (a)  DURING YEAR
(b)
- ----------      ---------    ----------    -----------    -----------      -----------

1993
- ----

Borrowings
 from banks .   $     75        6.50%       $     75       $      1            6.50%
                --------                    ========       --------
    Total ...   $     75        6.50%       $     75       $      1            6.50%
                ========                    ========       ========

1992
- ----

Borrowings
 from banks .   $      -           -        $     40      $     12             5.60%
                                            ========
Commercial paper
  borrowings .         -           -        $    163            44             5.47%
                --------                    ========      --------
    Total ...   $      -           -        $    203      $     56             5.50%
                ========                    ========      ========

1991
- ----

Borrowings
 from banks .   $     40        5.81%       $    175      $     60             7.19%
                                            ========
Commercial paper
  borrowings .       144        6.03%       $    512           316             7.12%
                --------                    ========      --------
    Total ...   $    184        5.98%       $    687      $    376             7.13%
                ========                    ========      ========




(a)  The amount outstanding is calculated based on average daily borrowings outstanding.

(b)  Calculated by dividing the actual interest for the year by the average daily balance outstanding.

        PAGE 73
                                                                  SCHEDULE X

                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                                  ==========
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
            FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)


        COLUMN A                                   COLUMN B
        --------                                   --------

                                         CHARGED TO COSTS AND EXPENSES
                                 ---------------------------------------------
         ITEM                      1993               1992              1991
    --------------               --------           --------          --------
Maintenance and repairs .......    $ 64               $ 57              $ 61

Taxes, other than taxes on income:
  Social security, unemployment
  and other social insurance ..    $ 50               $ 44              $ 44

Real estate, personal
  property, etc. ..............    $ 12               $ 17              $ 14