Form 10-Q
period 1994-01-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1994-03-11
CIK 51296

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1994

                                     OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-5236

                  NAVISTAR  INTERNATIONAL  TRANSPORTATION  CORP.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                    36-1264810
      -------------------------------                 --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois            60611
- --------------------------------------------------    -------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 4, 1994, the number of shares outstanding of the registrant's common stock was 1,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
               -------------------------------------------


                                  INDEX
                                  -----
                                                                   Page
                                                                 Reference
                                                                 ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

Statement of Income (Loss) --
    Three Months Ended January 31, 1994 and 1993 ..............       3

    Statement of Financial Condition --
      January 31, 1994, October 31, 1993 and January 31, 1993 .       4

    Statement of Cash Flow --
      Three Months Ended January 31, 1994 and 1993 ............       6

   Notes to Financial Statements ..............................       7

  Item 2.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition .      13

Part II. Other Information:

  Item 1.  Legal Proceedings ..................................      19

  Item 6.  Exhibits and Reports on Form 8-K ...................      19

  Signature ...................................................      20

         PAGE 3
                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (LOSS) (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended January 31
                                     -------------------------------------------------------------------------------------------
                                      Navistar International
                                     Transportation Corp. and
                                     Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                     -------------------------    Note         ----------------------     ---------------------
                                         1994         1993        Reference      1994         1993          1994         1993
                                       --------     --------      ---------    --------     --------      --------     --------
Sales and revenues
Sales of manufactured products ......  $  1,087     $    983                   $  1,087     $    983      $      -     $      -
Finance and insurance income ........        41           46                          -            -            53           56
Other income ........................         8            9                          5            5             3            4
                                       --------     --------                   --------     --------      --------     --------
  Total sales and revenues ..........     1,136        1,038                      1,092          988            56           60
                                       --------     --------                   --------     --------      --------     --------
Costs and expenses
Cost of products and services sold ..       946          858                        945          857             1            1
Postretirement benefits .............        46           49      Note E             46           49             -            -
Engineering expense .................        22           22                         22           22             -            -
Marketing and administrative expense.        59           60                         56           55             3            5
Interest expense ....................        43           25                         26            3            17           22
Financing charges on sold receivables         3            4                         15           14             -            -
Insurance claims
  and underwriting expense ..........        16           16                          -            -            16           16
                                       --------     --------                   --------     --------      --------     --------
 Total costs and expenses ...........     1,135        1,034                      1,110        1,000            37           44
                                       --------     --------                   --------     --------      --------     --------
Income (loss) before income taxes
  Manufacturing .....................         -            -                        (18)         (12)            -            -
  Financial Services ................         -            -                         19           16             -            -
                                       --------     --------                   --------     --------      --------     --------
    Income before income taxes                1            4                          1            4            19           16
                                                                  Notes B
    Income tax expense ..............        (7)          (6)     & F                (7)          (6)           (7)          (6)
                                       --------     --------                   --------     --------      --------     --------
Income (loss) before cumulative
  effect of changes in accounting
  policy ............................        (6)          (2)                        (6)          (2)           12           10
Cumulative effect of changes in
  accounting policy .................         -       (1,144)                         -       (1,144)            -           (9)
                                       --------     --------                   --------     --------      --------     --------
Net income (loss) ...................  $     (6)    $ (1,146)                  $     (6)    $ (1,146)     $     12     $      1
                                       ========     ========                   ========     ========      ========     ========

See Notes to Financial Statements.                                             * "Manufacturing" includes the consolidated
                                                                                  financial results of the Company's
                                                                                  manufacturing operations with its wholly-
                                                                                  owned financial services subsidiaries
                                                                                  included under the equity method of
                                                                                  accounting.  "Financial Services" includes
                                                                                  the Company's wholly-owned subsidiary,
                                                                                  Navistar Financial Corporation, and other
                                                                                  wholly-owned finance and insurance subsidiaries.
                                                                                  Transactions between Manufacturing and Financial
                                                                                  Services have been eliminated from the "Navistar
                                                                                  International Transportation Corp. and
                                                                                  Consolidated Subsidiaries" columns.  The basis
                                                                                  of consolidation is described in Note A while
                                                                                  a summary of eliminations and reclassifications
                                                                                  is shown in Note C.
/TABLE

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ------------------------------------------------------------------------------------------------
Millions of dollars
- ------------------------------------------------------------------------------------------------
                                                       Navistar International
                                                      Transportation Corp. and
                                                      Consolidated Subsidiaries
                                                     --------------------------

                                                January 31   October 31   January 31   Note
                                                   1994         1993         1993      Reference
                                                ----------   ----------   ----------   ---------
ASSETS
- -----------------------------------
Cash and cash equivalents .....................  $    194     $    306     $    210
Marketable securities .........................       176          187          150
Receivables, net ..............................     1,229        1,542        1,394
Inventories ...................................       462          411          407    Note G
Prepaid pension assets ........................        84           82          118
Property, net of accumulated depreciation
  and amortization of $649, $647 and $610 .....       546          636          596
Equity in Financial Services subsidiaries .....         -            -            -
Investments and other assets ..................       306          234          226
Intangible pension assets .....................       340          340          370
                                                 --------     --------     --------
Total assets ..................................  $  3,337     $  3,738     $  3,471
                                                 ========     ========     ========

LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------
Liabilities
Accounts payable ..............................  $    700     $    754     $    586
Accrued liabilities ...........................       379          383          405
Short-term debt ...............................        64          213          134
Long-term debt due Parent Company .............       960          971            -
Long-term debt ................................       970        1,194        1,289
Other long-term liabilities ...................       270          264          289
Loss reserves and unearned premiums ...........       141          107          101
Postretirement benefits liabilities ...........     1,378        1,370        1,580
                                                 --------     --------     --------
  Total liabilities ...........................     4,862        5,256        4,384
                                                 --------     --------     --------

Shareowner's equity
Capital stock (1,000 shares issued) ...........       785          785          785
Retained earnings (deficit) ...................    (2,317)      (2,311)      (1,704)   Note H
Accumulated foreign currency translation
  adjustments .................................         7            8            6
                                                 --------     --------     --------
  Total shareowner's equity ...................    (1,525)      (1,518)        (913)
                                                 --------     --------     --------
Total liabilities and shareowner's equity ....   $  3,337     $  3,738     $  3,471
                                                 ========     ========     ========

See Notes to Financial Statements.

           Manufacturing*                           Financial Services*
- ------------------------------------      ------------------------------------
January 31   October 31   January 31      January 31   October 31   January 31
   1994         1993         1993            1994         1993         1993
- ----------   ----------   ----------      ----------   ----------   ----------


 $    150     $    262     $     24        $     44     $     44     $    186
       32           54            5             144          133          145
      204          125          109           1,130        1,433        1,314
      462          411          407               -            -            -
       83           81          117               1            1            1

      526          608          574              20           28           22
      246          241          242               -            -            -
      209          201          180              97           33           46
      340          340          370               -            -            -
 --------     --------     --------        --------     --------     --------
 $  2,252     $  2,323     $  2,028        $  1,436     $  1,672     $  1,714
 ========     ========     ========        ========     ========     ========




 $    629     $    685     $    532        $    173     $     85     $     79
      353          359          376              29           24           33
       59           58           14               5          155          120
      960          971            -               -            -            -
      146          150          170             824        1,044        1,119
      259          255          278              11            9           11
        -            -            -             141          107          101
    1,371        1,363        1,571               7            7            9
 --------     --------     --------        --------     --------     --------
    3,777        3,841        2,941           1,190        1,431        1,472
 --------     --------     --------        --------     --------     --------


      785          785          785             178          178          178
   (2,317)      (2,311)      (1,704)             68           63           64

        7            8            6               -            -            -
 --------     --------     --------        --------     --------     --------
   (1,525)      (1,518)        (913)            246          241          242
 --------     --------     --------        --------     --------     --------
 $  2,252     $  2,323     $  2,028        $  1,436     $  1,672     $  1,714
 ========     ========     ========        ========     ========     ========

* "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.  Transactions between
   Manufacturing and Financial Services have been eliminated from the "Navistar
   International Transportation Corp. and Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A while a summary of eliminations and reclassifications is shown in Note C.

STATEMENT OF CASH FLOW (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
- --------------------------------------------------------------------------------------------------------------------------------
                                      Navistar International
                                     Transportation Corp. and
                                     Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                     -------------------------    Note         ---------------------      ---------------------
                                         1994         1993        Reference      1994         1993          1994         1993
                                       --------     --------      ---------    --------     --------      --------     --------
Cash flow from operations
Net income (loss) .....................  $     (6)    $ (1,146)                  $     (6)    $ (1,146)     $     12     $      1
Adjustments to reconcile
  net income (loss) to cash provided by
  (used in) operations:
  Depreciation and amortization .......        20           19                         19           17             1            2
  Equity in earnings of Financial
    Services, net of dividends received         -            -                         (5)         (10)            -            -
  Cumulative effect of changes
    in accounting policy ..............         -        1,144                          -        1,144             -            9
Other, net ..........................         (13)         (14)                        (1)          (8)          (12)          (6)
  Change in operating assets
    and liabilities ...................      (147)        (106)     Note D           (201)         (73)          100           25
                                         --------     --------                   --------     --------      --------     --------
  Cash provided by (used in) operations      (146)        (103)                      (194)         (76)          101           31
                                         --------     --------                   --------     --------      --------     --------

Cash flow from investment programs
Purchase of retail notes
  and lease receivables ...............      (220)        (142)                         -            -          (220)        (142)
Principal collections on retail notes
  and lease receivables ...............        50           90                          -            -            50           90
Sale of retail notes receivable  ......       494          167                          -            -           494          167
Acquisitions over cash collections of
  wholesale notes and accounts receivable       -            -      Note D              -            -           (46)         (58)
Purchase of marketable securities .....      (173)         (47)                      (146)         (19)          (27)         (28)
Sales or maturities
  of marketable securities ............       185           47                        168           21            17           26
Proceeds from property sold
  under sale/leaseback ................        87            -                         87            -             -            -
Capital expenditures ..................       (12)         (23)                       (12)         (23)            -            -
Other investment programs, net ........         7           (4)                         -           (1)            7           (3)
                                         --------     --------                   --------     --------      --------     --------
 Cash provided by (used in)
    investment programs ...............       418           88                         97          (22)          275           52
                                         --------     --------                   --------     --------      --------     --------

Cash flow from financing activities
Principal payments on long-term debt ..      (226)          (3)                        (7)          (3)         (219)           -
Net decrease in short-term debt .......      (150)           -                          -            -          (150)           -
Decrease in loan from
  Navistar International Corporation ..        (8)           -                         (8)           -             -            -
Dividends paid ........................         -            -                          -            -            (7)           -
                                         --------     --------                   --------     --------      --------     --------
  Cash used in financing activities ...      (384)          (3)                       (15)          (3)         (376)           -
                                         --------     --------                   --------     --------      --------     --------

Cash and cash equivalents
  Increase (decrease) during the period.     (112)         (18)     Note C           (112)        (101)            -           83
  At beginning of the year .............      306          228                        262          125            44          103
                                         --------     --------                   --------     --------      --------     --------
Cash and cash equivalents
  at end of the period ................. $    194     $    210                   $    150     $     24      $     44     $    186
                                         ========     ========                   ========     ========      ========     ========

See Notes to Financial Statements.                                               * "Manufacturing" includes the consolidated
                                                                                    financial  results of the Company's
                                                                                    manufacturing operations with its wholly-
                                                                                    owned financial services subsidiaries
                                                                                    included under the equity method of
                                                                                    accounting.  "Financial Services" includes
                                                                                    the Company's wholly-owned subsidiary,
                                                                                    Navistar Financial Corporation, and other
                                                                                    wholly-owned finance and insurance subsidiaries.
                                                                                    Transactions between Manufacturing and Financial
                                                                                    Services have been eliminated from the "Navistar
                                                                                    International Transportation Corp. and
                                                                                    Consolidated Subsidiaries" columns.  The basis
                                                                                    of consolidation is described in Note A while
                                                                                    a summary of eliminations and reclassifications
                                                                                    is shown in Note C.

       Navistar International Transportation Corp. and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note A  Summary of Accounting Policies

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation" is the wholly-owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company." See Note 1 to the Consolidated Financial Statements in the 1993 Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1993 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1993 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Transportation's wholly-owned subsidiary, Navistar Financial Corporation (Navistar Financial), and other wholly-owned foreign finance and insurance companies.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. At January 31, 1994, certain changes have been made in the presentation of amounts in the Statement of Income (Loss). Prior year amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

Note B  Changes in Accounting Policy

     In the third quarter of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 were restated for the effects of the changes in accounting policy. The $1,144 million cumulative charge for the changes in accounting policy reported on the Statement of Income (Loss) includes the $1,149 million charge from the adoption of SFAS 106 which was partially offset by the $5 million benefit from the adoption of SFAS 109.

Note C  Financial Statement Eliminations

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

       Navistar International Transportation Corp. and Subsidiaries
                Notes to Financial Statements--(Unaudited)

Note C   Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME (LOSS)
                                          Three Months Ended
                                              January 31
                                         --------------------
Millions of dollars                        1994        1993
- -------------------------------------------------------------

Sales and revenues
  Finance and insurance income ........  $    (12)   $    (10)
                                         ========    ========
Costs and expenses
  Financing charges on sold receivables  $    (12)   $    (10)
                                         ========    ========

Income before income taxes,
  Financial Services ..................  $    (19)   $    (16)
                                         ========    ========

STATEMENT OF FINANCIAL CONDITION
                                       January 31  October 31  January 31
Millions of dollars                       1994        1993        1993
- -------------------------------------------------------------------------

Receivables, net ......................  $   (105)   $    (16)   $    (29)
Equity in Financial Services
  subsidiaries ........................      (246)       (241)       (242)
                                         --------    --------    --------
Total assets ..........................  $   (351)   $   (257)   $   (271)
                                         ========    ========    ========

Accounts payable ......................  $   (102)   $    (16)   $    (25)
Accrued liabilities ...................        (3)          -          (4)
Shareowner's equity, Financial Services      (246)       (241)       (242)
                                         --------    --------    --------
Total liabilities
  and shareowners' equity .............  $   (351)   $   (257)   $   (271)
                                         ========    ========    ========

STATEMENT OF CASH FLOW
                                          Three Months Ended
                                              January 31
                                         --------------------
Millions of dollars                        1994        1993
- -------------------------------------------------------------
Cash and cash equivalents
  provided by (used in):
    Operations ........................  $    (53)   $    (58)
    Investment programs ...............        46          58
    Financing activities ..............         7           -
                                         --------    --------
Change in cash and cash equivalents ...  $      -    $      -
                                         ========    ========

       Navistar International Transportation Corp. and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note D   Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:
                                          Three Months Ended
                                              January 31
                                         --------------------
Millions of dollars                        1994        1993
- -------------------------------------------------------------

MANUFACTURING
  Decrease in receivables .............  $     21    $     14
  Increase in inventories .............       (52)        (43)
  Increase in prepaid
    and other current assets ..........       (15)        (14)
  Decrease in accounts payable ........       (53)        (47)
  Increase (decrease) in accrued
    liabilities .......................        (2)         17
  Increase in advances
    to Navistar Financial .............      (100)          -
                                         --------    --------
  Manufacturing change
    in operating assets and liabilities      (201)        (73)
                                         --------    --------
FINANCIAL SERVICES
  (Increase) decrease in receivables ..       (24)          1
  Increase in accounts payable ........        20          26
  Increase (decrease)
    in accrued liabilities ............         4          (2)
  Increase in advances
    from Transportation ...............       100           -
                                         --------    --------
  Financial Services change
    in operating assets and liabilities       100          25
                                         --------    --------
Eliminations/reclassifications (a) ....       (46)        (58)
                                         --------    --------
Change in operating assets
  and liabilities .....................  $   (147)   $   (106)
                                         ========    ========

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

     Consolidated interest payments during the first three months of 1994 and 1993 were $63 million and $30 million, respectively.

       Navistar International Transportation Corp. and Subsidiaries
                Notes to Financial Statements--(Unaudited)

Note E   Postretirement Benefits

     The Company provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents.

     During the third quarter of 1993, Transportation contributed the Parent Company's Class B Common Stock, valued at $513 million, to a separate independent retiree Supplemental Trust according to the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. In addition, the Settlement Agreement requires contributions to the Supplemental Trust in the form of cash profit sharing payments from 1% to 16% of qualifying profits above a certain threshold level. The assets held in the Supplemental Trust can be used to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income (Loss) and are as follows:

                                          Three Months Ended
                                              January 31
                                         --------------------
Millions of dollars                        1994        1993
- -------------------------------------------------------------

Pension expense  .....................  $     28    $     26
Health care and life insurance .......        16          23
Supplemental Trust contribution ......         2           -
                                        --------    --------
Total postretirement benefits expense.  $     46    $     49
                                        ========    ========

     On the Statement of Financial Condition, the postretirement benefits liabilities are composed of the following:

                                       January 31  October 31  January 31
Millions of dollars                       1994        1993        1993
- -------------------------------------------------------------------------

Pension  .............................  $    608    $    600    $    483
Health care and life insurance .......       770         770       1,097
                                        --------    --------    --------
Postretirement benefits liabilities ..  $  1,378    $  1,370    $  1,580
                                        ========    ========    ========

     The Company adopted SFAS 106 for its U.S. and Canadian plans in the third quarter of fiscal 1993, retroactive to November 1, 1992. The transition obligation was recognized as a one-time non-cash charge to earnings. In October 1993, Transportation pre-funded $300 million of this liability from proceeds lent to Transportation by the Parent Company as a result of a public offering of Common Stock.

       Navistar International Transportation Corp. and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note F   Income Taxes

     During the third quarter of 1993, the Company adopted SFAS 109 with retroactive application to November 1, 1992. Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization is more likely than not.

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards (NOL's) generated in earlier years.

     The adoption of SFAS 109 does not have a material impact on Transportation as a result of the Tax Agreement. Substantially all of the deferred tax asset and corresponding income tax benefit resulting from the adoption of SFAS 109 is reflected on the financial statements of the Parent Company.

Note G   Inventories

     Inventories are as follows:
                                       January 31  October 31  January 31
Millions of dollars                       1994        1993        1993
- -------------------------------------------------------------------------

Finished products ...................   $    215    $    196    $    220
Work in process .....................         98          73          70
Raw materials and supplies ..........        149         142         117
                                        --------    --------    --------
Total inventories ...................   $    462    $    411    $    407
                                        ========    ========    ========

Note H   Retained Earnings

     Retained earnings (deficit) are as follows:

                                       January 31  October 31  January 31
Millions of dollars                       1994        1993        1993
- -------------------------------------------------------------------------

Retained earnings (deficit)
  at beginning of year ..............   $ (2,311)   $   (558)   $   (558)
Net loss  ...........................         (6)     (1,625)     (1,146)
Adjustment for excess additional
  pension liability over intangible
  pension assets, net of tax benefit.          -        (128)          -
                                        --------    --------    --------
Retained earnings (deficit)
  at end of period ..................   $ (2,317)   $ (2,311)   $ (1,704)
                                        ========    ========    ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated

     The Company reported income before income taxes of $1 million for the first quarter ended January 31, 1994, compared with pretax income of $4 million for the same period last year. The net loss for the first quarter was $6 million compared with a restated net loss of $1,146 million. The restated net loss in 1993 included a $1,144 million charge for the cumulative effect of the changes in accounting policy, consisting of a $1,149 million charge from adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which was partially offset by the $5 million benefit from adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Consolidated sales and revenues for the first quarter of 1994 totalled $1,136 million, an increase of 9% from the $1,038 million reported for the comparable quarter in 1993 as a result of strong demand for heavy trucks, diesel engines and service parts.

Manufacturing

     Manufacturing, excluding Financial Services, reported a pretax loss of $18 million compared with a loss of $12 million in the first quarter of 1993. The increase in the year-over-year loss is primarily the result of higher interest payments on obligations to the Parent Company partially offset by higher sales volume.

     The Company's sales of trucks, diesel engines and service parts totalled $1,087 million, $104 million higher than the $983 million reported for the first quarter of 1993. The Company's sales and revenues for the first quarter of 1994 reflect improvements in the U.S. and Canadian economies. Industry retail sales of medium and heavy trucks in the U.S. and Canada totalled 75,800 units in the first quarter of 1994, an increase of 29% from last year. The Company's retail deliveries of medium and heavy trucks totalled 19,200 units during the first quarter of 1994, an increase of 14% from the same period last year. The Company maintained its position as sales leader in the North American combined medium and heavy truck market with a 25.3% market share.

     Shipments of mid-range diesel engines to original equipment manufacturers during the first quarter of fiscal 1994 totalled 27,400 units, an increase of 17% from the same period of fiscal 1993. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales in the first quarter of fiscal 1994 increased 14% from the prior year's level.

     Manufacturing gross margin, which excludes postretirement benefits, was 13.1% of sales for the first quarter of fiscal 1994, an improvement from the 12.8% for the same period in fiscal 1993. The increase in gross margin can be attributed primarily to the higher sales volume.

     Postretirement benefits, which include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents totalled $46 million during the first quarter of 1994, a decrease of $3 million from the same period last year. The decline is primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993 and a revised projection of future health care cost trend rates used in determining the liability.

     Interest expense of $26 million during the first quarter of 1994 was $23 million higher than in 1993. The increase is the result of higher interest payments on obligations to the Parent Company.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                           Three Months Ended
                                               January 31
                                          --------------------
Millions of dollars                         1994        1993
- --------------------------------------------------------------

Income before income taxes:

     Navistar Financial Corporation ..     $     18   $     15
     Foreign Subsidiaries ............            1          1
                                           --------   --------
          Total ......................           19         16
     Income tax expense ..............           (7)        (6)
                                           --------   --------
     Income before cumulative effect
       of changes in accounting policy           12         10
     Cumulative effect of changes
       in accounting policy ..........            -         (9)
                                           --------   --------
          Total net income ...........     $     12   $      1
                                           ========   ========

     Navistar Financial's income before income taxes for the first quarter of fiscal 1994 was $18 million compared with $15 million in 1993. The increase was primarily the result of higher income from sales of retail notes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities amounted to $370 million at January 31, 1994, compared with $493 million at October 31, 1993 and $360 million at January 31, 1993.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $182 million at January 31, 1994, $316 million at October 31, 1993 and $29 million at January 31, 1993. The following is a summary of cash flow for the three months ended January 31, 1994.

                                                      Three Months Ended
Millions of dollars                                    January 31, 1994
- -------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations .....................................        $ (194)
  Investment programs ............................            97
  Financing activities ...........................           (15)
                                                          ------
Decrease in cash and cash equivalents .............       $ (112)
                                                          ======

     Operations used $194 million in cash during the first quarter of 1994 as follows:

                                                      Three Months Ended
Millions of dollars                                    January 31, 1994
- -------------------------------------------------------------------------

Net loss .........................................                $   (6)
Items not affecting cash, principally depreciation                    13
Change in operating assets and liabilities:
  Decrease in receivables ........................    $   21
  Increase in inventories ........................       (52)
  Decrease in accounts payable ...................       (53)
  Increase in advances to Navistar Financial .....      (100)
  Increase in prepaid
    and other current assets/other ...............       (17)       (201)
                                                      ------      ------
Cash provided by operations ......................                $ (194)
                                                                  ======

     The $201 million net change in operating assets and liabilities consists of a $52 million increase in inventories reflecting the impact of higher sales volume and production. In addition, there was a $53 million decrease in accounts payable consisting of a $37 million decline in payables between October 31, 1993 and January 31, 1994 reflecting a normal seasonal pattern from a scheduled Christmas plant shutdown and a $16 million decrease in amounts due the Parent company and an advance to Navistar Financial of $100 million.

     Investment programs provided $97 million in cash during the first three months of fiscal 1994 consisting of $87 million in proceeds from a sale/leaseback agreement and a net decrease of $22 million in marketable securities offset by capital expenditures of $12 million.

     Cash used for financing programs consisted of $7 million used for principal payments on long-term debt and an $8 million payment on long-term debt due the Parent Company.

     At January 31, 1994, the Company had outstanding capital commitments of $39 million. The commitments include new truck product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $188 million at January 31, 1994, $177 million at October 31, 1993 and $331 million at January 31, 1993. The cash flow for
Financial Services for the three months ended January 31, 1994, is summarized as follows:

                                                      Three Months Ended
Millions of dollars                                    January 31, 1994
- -------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations .....................................        $  101
  Investment programs ............................           275
  Financing activities ...........................          (376)
                                                          ------
    Increase (decrease) in cash
      and cash equivalents .......................        $    -
                                                          ======

     Operations provided $101 million in cash in the first quarter of 1994 primarily from $100 in funds advanced to Navistar Financial by Transportation.

     The Financial Services' investment programs provided $275 million in cash during the first quarter of 1994 principally as a result of a net decrease of $278 million in retail and wholesale notes receivable.

     Financial Services used $376 million during the first quarter of 1994 for financing activities. Cash generated from operations and investment programs was used to reduce long-term debt by $219 million, short-term debt by $150 million and to pay cash dividends of $7 million to Transportation during the quarter.

     During the first three months of fiscal 1994, Navistar Financial supplied 92% of the wholesale financing of new trucks to Transportation's dealers compared with 88% for the same period last year. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 15.0% in 1994 from 14.3% in 1993.

     At January 31, 1994, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Both facilities mature on November 15, 1995. At January 31, 1994, unused commitments under these facilities were $273 million which, when combined with unrestricted cash and cash equivalents, made $309 million available to fund the general business purposes of Navistar Financial at January 31, 1994. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale notes trust providing for the continuous sale of eligible wholesale notes on a daily basis. The trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Current economic trends indicate continued moderate growth in the North American economy, resulting in improved market conditions for the truck industry. Based on current order backlogs, order receipt trends and key market indicators, the Company currently projects 1994 North American medium truck demand, including school bus chassis, to be 136,000 units, an 11% increase from 1993. Heavy truck demand is projected at 185,000 units, an 11% increase from 1993. The Company anticipates meeting the higher demand for its heavy premium conventional trucks by adding a second shift of workers at its Chatham, Ontario truck assembly facility during the second quarter of 1994. The Company's diesel engine sales to original equipment manufacturers in 1994 are expected to be 9% higher in 1994 than in 1993. Sales of service parts by the Company are forecast to grow 8%.

     In 1994, the introduction of new truck and engine products, focused marketing programs and implementation of programs to streamline marketing, engineering and manufacturing processes are expected to further improve the Company's competitiveness. It is management's opinion that current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures.

     In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

       Navistar International Transportation Corp. and Subsidiaries


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal
         Proceedings" in the Company's definitive Form 10-K dated January 28, 1993 Commission File No. 1-5236.

Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended January 31, 1994.

         PAGE 20
SIGNATURE
                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
               (Registrant)



/s/      R. I. Morrison
   -----------------------------------
         R. I. Morrison
         Vice President and Controller

March 11, 1994