Form 10-Q
period 1994-04-30
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1994-06-10
CIK 51296

PAGE 1

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                                       OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-5236

                  NAVISTAR INTERNATIONAL TRANSPORTATION  CORP.
                  --------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                               36-1264810
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois          60611
- - --------------------------------------------------    -------------------
     (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           -----       -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 3, 1994, the number of shares outstanding of the registrant's common stock was 1,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                 AND SUBSIDIARIES
                            --------------------------


                                      INDEX
                                      -----

                                                                     Page
                                                                   Reference
                                                                   ---------


Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income (Loss) --
         Three Months and Six Months Ended April 30, 1994 and 1993      3

      Statement of Financial Condition --
         April 30, 1994, October 31, 1993 and April 30, 1993 .....      5

      Statement of Cash Flow --
         Six Months Ended April 30, 1994 and 1993 ................      7

      Notes to Financial Statements ..............................      8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition ...................     13

Part II. Other Information:

   Item 1.  Legal Proceedings ....................................     19

   Item 6.  Exhibits and Reports on Form 8-K .....................     19

   Signature .....................................................     20

         PAGE 3
                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (LOSS) (Unaudited)
- - -------------------------------------------------------------------------------
Millions of dollars
- - -------------------------------------------------------------------------------

                                                                         Three Months Ended April 30
                                          -----------------------------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries                  Manufacturing*           Financial Services*
                                          -------------------------   Note       ----------------------      ----------------------
                                              1994          1993      Reference    1994          1993          1994          1993
                                            --------      --------    ---------  --------      --------      --------      --------
Sales and revenues
Sales of manufactured products ............  $ 1,350       $ 1,189                $ 1,350       $ 1,189       $     -       $     -
Finance and insurance income ..............       30            44                      -             -            43            54
Other income ..............................        8             7                      5             2             3             5
                                             -------      --------                -------       -------       -------       -------
  Total sales and revenues ................    1,388         1,240                  1,355         1,191            46            59
                                             -------      --------                -------       -------      --------       -------
Costs and expenses
Cost of products and services sold ........    1,191         1,029                  1,190         1,027             1             2
Postretirement benefits ...................       44            58    Note E           43            57             1             1
Engineering expense .......................       22            23                     22            23             -             -
Marketing and administrative expense ......       63            62                     61            58             2             4
Interest expense ..........................       41            22                     24             3            17            19
Financing charges on sold receivables .....        3             3                     16            13             -             -
Insurance claims and underwriting expense .       13            18                      -             -            13            18
                                             -------       -------                -------       -------       -------       -------
  Total costs and expenses ................    1,377         1,215                  1,356         1,181            34            44
                                             -------       -------                -------       -------       -------       -------
Income (loss) before income taxes
  Manufacturing ...........................        -             -                     (1)           10             -             -
  Financial Services ......................        -             -                     12            15             -             -
                                             -------       -------                -------       -------       -------       -------
    Income (loss) before income taxes .....       11            25                     11            25            12            15
    Income tax expense ....................       (4)           (5)   Note F           (4)           (5)           (4)           (5)
                                             -------       -------                -------       -------       -------       -------
Income before cumulative effect
  of changes in accounting policy .........        7            20                      7            20             8            10
Cumulative effect of changes
  in accounting policy ....................        -             -    Note B            -             -             -             -
                                             -------       -------                -------       -------       -------       -------

Net income (loss) .........................  $     7       $    20                $     7       $    20       $     8       $    10
                                             =======       =======                =======       =======       =======       =======

See Notes to Financial Statements.








                                   Six Months Ended April 30
 ----------------------------------------------------------------------------------------------
  Navistar International
  Transportation Corp. and
 Consolidated Subsidiaries               Manufacturing*                 Financial Services*
 --------------------------        --------------------------        --------------------------
   1994              1993            1994              1993            1994              1993
 --------          --------        --------          --------        --------          --------

  $ 2,437           $ 2,172         $ 2,437           $ 2,172         $     -           $     -
       71                90               -                 -              96               110
       16                16              10                 7               6                 9
  -------           -------         -------           -------         -------           -------
    2,524             2,278           2,447             2,179             102               119
  -------           -------         -------           -------         -------           -------

    2,137             1,887           2,135             1,884               2                 3
       90               107              89               106               1                 1
       44                45              44                45               -                 -
      122               122             117               113               5                 9
       84                47              50                 6              34                41
        6                 7              31                27               -                 -
       29                34               -                 -              29                34
  -------           -------         -------           -------         -------           -------
    2,512             2,249           2,466             2,181              71                88
  -------           -------         -------           -------         -------           -------

        -                 -             (19)               (2)              -                 -
        -                 -              31                31               -                 -
  -------           -------         -------           -------         -------           -------
       12                29              12                29              31                31
      (11)              (11)            (11)              (11)            (11)              (11)
  -------           -------         -------           -------         -------           -------

        1                18               1                18              20                20

        -            (1,144)              -            (1,144)              -                (9)
  -------           -------         -------           -------         -------           -------

  $     1           $(1,126)        $     1           $(1,126)        $    20           $    11
  =======           =======         =======           =======         =======           =======

* "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary,
  Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
  Transactions between Manufacturing and Financial Services have been eliminated from the
  "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns.
  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note C.

         PAGE 5

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                  Navistar International
                                                                                  Transportation Corp. and
                                                                                 Consolidated Subsidiaries
                                                                           --------------------------------------
                                                                            April 30     October 31     April 30    Note
                                                                              1994          1993          1993      Reference
                                                                            --------     ----------     --------    ---------
ASSETS
- - -----------------------------------
Cash and cash equivalents ......................................            $    239      $    306      $    147
Marketable securities ..........................................                 257           187           160
Receivables, net ...............................................               1,519         1,542         1,482
Inventories ....................................................                 437           411           425    Note G
Prepaid pension assets .........................................                  96            82           124
Property, net of accumulated depreciation
  and amortization of $665, $647 and $618 ......................                 542           636           610
Equity in Financial Services subsidiaries ......................                   -             -             -
Investments and other assets ...................................                 278           234           215
Intangible pension assets ......................................                 340           340           370
                                                                            --------      --------      --------
Total assets ...................................................            $  3,708      $  3,738      $  3,533
                                                                            ========      ========      ========

LIABILITIES AND SHAREOWNER'S EQUITY
- - -----------------------------------
Liabilities
Accounts payable ...............................................            $    773      $    754      $    694
Accrued liabilities ............................................                 427           383           402
Short-term debt ................................................                 111           213            58
Long-term debt due Parent Company ..............................                 951           971             -
Long-term debt .................................................               1,188         1,194         1,296
Other long-term liabilities ....................................                 270           264           288
Loss reserves and unearned premiums ............................                 134           107           103
Postretirement benefits liabilities ............................               1,371         1,370         1,585    Note E
                                                                            --------      --------      --------
  Total liabilities ............................................               5,225         5,256         4,426
                                                                            --------      --------      --------

Shareowner's equity
Capital stock (1,000 shares issued) ............................                 785           785           785
Retained earnings (deficit) ....................................              (2,310)       (2,311)       (1,684)   Note H
Accumulated foreign currency translation adjustments ...........                   8             8             6
                                                                            --------      --------      --------
  Total shareowner's equity ....................................              (1,517)       (1,518)         (893)
                                                                            --------      --------      --------
Total liabilities and shareowner's equity ......................            $  3,708      $  3,738      $  3,533
                                                                            ========      ========      ========

See Notes to Financial Statements.

         PAGE 6






               Manufacturing*                                    Financial Services*
 ------------------------------------------          -------------------------------------------
 April 30        October 31        April 30          April 30        October 31        April 30
   1994             1993             1993              1994             1993             1993
 --------        ----------        --------          --------        ----------        --------


 $    204         $    262         $     91          $     35         $     44         $     56
      117               54               13               140              133              147
      220              125              122             1,400            1,433            1,365
      437              411              425                 -                -                -
       95               81              123                 1                1                1

      526              608              584                16               28               26
      250              241              243                 -                -                -
      199              201              169                79               33               46
      340              340              370                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  2,388         $  2,323         $  2,140          $  1,671         $  1,672         $  1,641
 ========         ========         ========          ========         ========         ========




 $    732         $    685         $    631          $    142         $     85         $     66
      398              359              370                29               24               34
       56               58               12                55              155               46
      951              971                -                                  -                -
      143              150              166             1,045            1,044            1,130
      261              255              278                 9                9               10
        -                -                -               134              107              103
    1,364            1,363            1,576                 7                7                9
 --------         --------         --------          --------         --------         --------
    3,905            3,841            3,033             1,421            1,431            1,398
 --------         --------         --------          --------         --------         --------


      785              785              785               178              178              178
   (2,310)          (2,311)          (1,684)               72               63               65
        8                8                6                 -                -                -
 --------         --------         --------          --------         --------         --------
   (1,517)          (1,518)            (893)              250              241              243
 --------         --------         --------          --------         --------         --------
 $  2,388         $  2,323         $  2,140          $  1,671         $  1,672         $  1,641
 ========         ========         ========          ========         ========         ========

 * "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned  finance and insurance  subsidiaries.  Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar International Transportation Corp. and
    Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note C.

         PAGE 7

STATEMENT OF CASH FLOW (Unaudited)
- - ----------------------------------------------------------------------------------
Six Months Ended April 30 (Millions of dollars)
- - ----------------------------------------------------------------------------------

                                              Navistar International
                                             Transportation Corp. and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1994        1993       Reference      1994        1993        1994        1993
                                                --------    --------     ---------    --------    --------    --------    --------
Cash flow from operations
Net income (loss) ............................. $      1    $ (1,126)                 $      1    $ (1,126)   $     20    $     11
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operations:
  Depreciation and amortization ...............       40          37                        38          35           2           2
  Equity in earnings of Financial Services,
    net of dividends received .................        -           -                        (8)        (12)          -           -
  Allowance for losses on receivables and
    dealer loans ..............................        5          15                         4          13           1           2
  Cumulative effect of changes in accounting
     policy ...................................        -       1,144                         -       1,144           -           9
  Other, net ..................................      (17)        (10)                       (1)         (9)        (16)         (1)
  Change in operating assets and liabilities ..     (156)       (161)    Note D            (56)         (6)         70           6
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) operations .........     (127)       (101)                      (22)         39          77          29
                                                --------    --------                  --------    --------    --------    --------
Cash flow from investment programs
Purchase of retail notes and lease receivables .    (431)       (320)                        -           -        (431)       (320)
Principal collections on retail notes
  and lease receivables .......................      107         174                         -           -         107         174
Sale of retail notes receivables ..............      516         316                         -           -         516         316
Acquisitions over cash collections
  of wholesale notes and accounts receivable ..        -           -     Note D              -           -        (170)       (161)
Purchase of marketable securities .............     (310)        (87)                     (264)        (41)        (46)        (46)
Sales or maturities of marketable securities ..      241          78                       201          35          40          43
Capital expenditures ..........................      (33)        (53)                      (33)        (53)          -           -
Net increase (decrease) in property
  and equipment leased to others ..............       10         (10)                        -           -          10         (10)
Proceeds from property sold under
  sale/leaseback ..............................       87           -                        87           -           -           -
Other investment programs, net ................        1          (5)                        1          (5)          -           -
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) investment programs.      188          93                        (8)        (64)         26          (4)
                                                --------    --------                  --------    --------    --------    --------
Cash flow from financing activities
Principal payments on long-term debt ..........      (13)        (73)                      (13)         (9)          -         (64)
Net decrease in short-term debt ...............     (100)          -                         -           -        (100)          -
Decrease in loan from Navistar International
  Corporation .................................      (15)          -                       (15)          -           -           -
Dividends paid ................................        -           -                         -           -         (12)         (8)
                                                --------    --------                  --------    --------    --------    --------
Cash used in financing activities .............     (128)        (73)                      (28)         (9)       (112)        (72)
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  Increase (decrease) during the period .......      (67)        (81)                      (58)        (34)         (9)        (47)
  At beginning of the year ....................      306         228                       262         125          44         103
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  at end of the period ........................ $    239    $    147                  $    204    $     91    $     35    $     56
                                                ========    ========                  ========    ========    ========    ========

See Notes to Financial Statements.                                                    * "Manufacturing" includes the consolidated
                                                                                        financial results of the Company's
                                                                                        manufacturing operations with its
                                                                                        wholly-owned financial services
                                                                                        subsidiaries included under the equity
                                                                                        method of accounting.  "Financial Services"
                                                                                        includes the Company's wholly-owned
                                                                                        subsidiary, Navistar Financial Corporation,
                                                                                        and other wholly-owned finance and insurance
                                                                                        subsidiaries.  Transactions between
                                                                                        Manufacturing and Financial Services have
                                                                                        been eliminated from the "Navistar
                                                                                        International Transportation Corp. and
                                                                                        Consolidated Subsidiaries" columns.
                                                                                        The basis of consolidation is described
                                                                                        in Note A while a summary of eliminations
                                                                                        is shown in Note C.
/TABLE

            Navistar International Transportation Corp. and Subsidiaries
                     Notes to Financial Statements--(Unaudited)


Note A  Summary of Accounting Policies

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation", is the wholly-owned subsidiary of Navistar International Corporation hereafter referred to as "Parent Company." See Note 1 to the Consolidated Financial Statements in the 1993 Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1993 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1993 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial) and other foreign finance and insurance subsidiaries of Transportation.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. At April 30, 1994, certain changes have been made in the presentation of amounts in the Statement of Income (Loss). Prior year amounts have been reclassified to conform with the presentation used in the 1994 financial statements.


Note B  Changes in Accounting Policy

     In the third quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 were restated for the effects of the changes in accounting policy. The $1,144 million cumulative charge for the changes in accounting policy reported on the Statement of Income (Loss) includes the $1,149 million charge for the adoption of SFAS 106 which was partially offset by the $5 million benefit from the adoption of SFAS 109.


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

            Navistar International Transportation Corp. and Subsidiaries
                     Notes to Financial Statements--(Unaudited)


Note C  Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME (LOSS)
                                    Three Months Ended     Six Months Ended
                                         April 30              April 30
                                    ------------------    -------------------
Millions of dollars                   1994       1993       1994       1993
- - -----------------------------------------------------------------------------

Sales and revenues,
  Finance and insurance income ...  $    (13)  $    (10)  $    (25)  $    (20)
                                    ========   ========   ========   ========

Costs and expenses
  Financing charges
    on sold receivables ..........  $    (13)  $    (10)  $    (25)  $    (20)
                                    ========   ========   ========   ========

Income before income taxes,
  Financial Services .............  $    (12)  $    (15)  $    (31)  $    (31)
                                    ========   ========   ========   ========


STATEMENT OF FINANCIAL CONDITION
                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Receivables, net .................    $   (101)       $    (16)      $     (5)
Equity in Financial Services
  subsidiaries ...................        (250)           (241)          (243)
                                      --------        --------       --------

Total assets .....................    $   (351)       $   (257)      $   (248)
                                      ========        ========       ========


Accounts payable .................    $   (101)       $    (16)     $      (3)
Accrued liabilities ..............           -               -             (2)
Shareowner's equity,
  Financial Services .............        (250)           (241)          (243)
                                      --------        --------       --------

Total liabilities
  and shareowner's equity ........    $   (351)       $   (257)      $   (248)
                                      ========        ========       ========

STATEMENT OF CASH FLOW
                                     Six Months Ended
                                         April 30
                                    -------------------
Millions of dollars                   1994       1993
- - -------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
   Operations ....................  $   (182)  $   (169)
   Investment programs ...........       170        161
   Financing activities ..........        12          8
                                    --------   --------
Increase (decrease) during
  the period in cash and
  cash equivalents ...............  $      -  $       -
                                    ========   ========
         PAGE 10

            Navistar International Transportation Corp. and Subsidiaries
                  Notes to Financial Statements--(Unaudited)



Note D  Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:

                                                           Six Months Ended
                                                               April 30
                                                          -----------------
Millions of dollars                                        1994      1993
- - ---------------------------------------------------------------------------

MANUFACTURING
 (Increase) decrease in receivables .................     $   (8)   $    6
 (Increase) in inventories ..........................        (28)      (61)
 Increase in accounts payable .......................         53        53
 Increase (decrease) in accrued liabilities/other ...         18        (4)
 (Increase) in advances to Navistar Financial .......        (91)        -
                                                          ------    ------

   Manufacturing change in operating assets
    and liabilities .................................        (56)       (6)
                                                          ------    ------

FINANCIAL SERVICES
   (Increase) in receivables .........................         -        (5)
   Increase (decrease) in accounts payable ...........       (26)       12
   Increase (decrease) in accrued liabilities ........         5        (1)
   Increase in advances from Transportation ..........        91         -
                                                          ------    ------
   Financial Services change in operating assets
     and liabilities .................................        70         6

Eliminations/reclassifications (a) ...................      (170)     (161)
                                                          ------    ------

Change in operating assets and liabilities ...........    $ (156)   $ (161)
                                                          ======    ======

     (a) Eliminations and reclassifications to the Statement of Cash Flow primarily consist of "Acquisitions (over) under cash collections" relating to Navistar Financial's wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations, which differs from the Financial Services classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs.

     Consolidated interest payments during the first six months of 1994 and 1993 were $97 million and $49 million, respectively.

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

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income (Loss) and are as follows:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Pension expense ...................    $   27    $   28     $   55    $   54
Health care and life insurance ....        17        30         33        53
Supplemental Trust contribution ...         -         -          2         -
                                       ------    ------     ------    ------
Total postretirement
  benefits expense ................    $   44    $   58     $   90    $  107
                                       ======    ======     ======    ======


     On the Statement of Financial Condition, the postretirement benefits liabilities are composed of the following:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Pension ...........................   $    615        $    600       $    505
Health care and life insurance ....        756             770          1,080
                                      --------        --------       --------

Postretirement benefits liabilities   $  1,371        $  1,370       $  1,585
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


Note G  Inventories

     Inventories are as follows:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Finished products ................    $    185        $    196       $    232
Work in process ..................          91              73             76
Raw materials and supplies .......         161             142            117
                                      --------        --------       --------

Total inventories ................    $    437        $    411       $    425
                                      ========        ========       ========

Note H   Retained Earnings

     Retained earnings (deficit) are as follows:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------
Retained earnings (deficit)
  at beginning of year ...........    $ (2,311)       $   (558)      $   (558)
Net income (loss) ................           1          (1,625)        (1,126)
Adjustment for excess additional
  pension liability over
  intangible pension assets ......           -            (128)             -
                                      --------        --------       --------
Retained earnings (deficit)
  at end of period ...............    $ (2,310)       $ (2,311)      $ (1,684)
                                      ========        ========       ========

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $7 million for the second quarter ended April 30, 1994; a decline from the $20 million reported in 1993. For the first six months of 1994, the Company reported income before income taxes of $12 million, a decrease from the $29 million in income reported for the same period in 1993. Net income for the first half of 1994 was $1 million while in 1993, the Company reported a restated net loss of $1,126 million for the six month period which included a $1,144 million charge for the cumulative effect of changes in accounting policy. These changes were adopted in the third quarter of 1993, retroactive to November 1, 1992 and consisted of a $1,149 million expense from adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" partially offset by a $5 million benefit from adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Consolidated sales and revenues for the second quarter of 1994 totalled $1,388 million, 12% higher than the $1,240 million reported for the same period in 1993. During the first six months of 1994, sales and revenues increased to $2,524 million from $2,278 million in 1993 as a result of strong demand for heavy trucks, diesel engines and service parts.

Manufacturing

     Second Quarter Ended April 30, 1994
     -----------------------------------

     Manufacturing, excluding Financial Services, reported a pretax loss of $1 million, a decrease from net income of $10 million in the second quarter of 1993. Sales of $1,350 million for the period were 14% higher than the prior year reflecting increased demand in all of Manufacturing's businesses.

     As a result of improvements in the U.S. and Canadian economies, industry retail sales of medium and heavy trucks in the U.S. and Canada totalled 83,000 units in the second quarter of fiscal 1994, an increase of 15% from last year. The Company's retail deliveries of medium and heavy trucks and school bus chassis totalled 22,300 units during the second quarter of fiscal 1994, an improvement of 8% from the same period last year. The Company maintained its position as sales leader in the North American combined medium and heavy truck market with a 26.9% market share during the second quarter of fiscal 1994, up from the 25.4% reported for the fiscal 1994 first quarter, but lower than the 28.7% market share reported for the second quarter of fiscal 1993.

     Shipments of mid-range diesel engines to original equipment manufacturers during the second quarter of 1994 totalled 34,000 units, an increase of 9% from the same period of 1993. Higher shipments were made to a major automotive manufacturer reflecting consumer demand for the light trucks and vans which use this engine and acceptance of the Company's new T444E engine. Shipments of the new engine began in February 1994.

     Service parts sales in the second quarter of 1994 were 16% higher than the prior year's level reflecting continued demand from dealers and national accounts.

     Manufacturing gross margin, which excludes postretirement benefits, was 11.9% of sales for the second quarter of 1994, a decrease from the 13.5% for the same period in 1993. The decline in gross margin reflects the impact of additional labor costs incurred to complete units delayed as a result of component shortages, to hire and train new employees as well as recalled workers, and for startup costs associated with the introduction of new truck and engine product. The decline also reflects exchange losses resulting from the weakening of the Canadian dollar.

     Postretirement benefits, which include pension expense for employees, retirees and surviving spouses and dependents totalled $43 million during the second quarter of 1994, a decrease of $14 million from the same period last year. The decline is primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993 and an increase in the expected return on pension assets.

     Interest expense of $24 million during the second quarter of 1994 was $21 million higher than in 1993. The increase is the result of higher interest payments on obligations to the Parent Company.

     Six Months Ended April 30, 1994
     -------------------------------

     Manufacturing, excluding Financial Services, reported a pretax loss for the first six months of 1994 of $19 million. A loss of $2 million was reported for the same period of 1993.

     Manufacturing's sales during this period totalled $2,437 million, 12% higher than the first two quarters of 1993. During the first six months of 1994, sales of trucks improved 9% while sales of diesel engines to original equipment manufacturers increased 28%. Service parts sales increased 15% over the same period in 1993.

     Industry retail sales of medium and heavy trucks during the first half of fiscal 1994 totalled 158,400 units, an increase of 21% from the 131,200 units sold during this period in fiscal 1993. The Company's share of the North American combined medium and heavy truck market for the first six months of the fiscal year decreased to 26.2% from 28.6% for the same period last year.

     Manufacturing gross margin, excluding postretirement benefits, for the first six months of 1994 was 12.4% compared with 13.2% for the same period of 1993. The factors which influenced gross margin during the second quarter of 1994 also explain the change for the first half of the year.

     Postretirement benefits totalled $89 million for the first six months of 1994,a decrease of $17 million from the same period last year. The factors which influenced the expense for the second quarter of 1994 also explain the change for the first half of the year.

     Interest expense for the first half of 1994 was $50 million reflecting higher interest payments on obligations to the Parent Company. In 1993, interest expense was $6 million.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation .     $   12    $   14     $   30    $   29
  Foreign Subsidiaries ...........          -         1          1         2
                                       ------    ------     ------    ------

    Total ........................         12        15         31        31
  Income tax expense .............         (4)       (5)       (11)      (11)
                                       ------    ------     ------    ------

  Income before cumulative effect
    of changes in accounting policy         8        10         20        20
  Cumulative effect of changes
    in accounting policy .........          -         -          -        (9)
                                       ------    ------     ------    ------

    Total net income .............     $    8    $   10     $   20    $   11
                                       ======    ======     ======    ======

     Navistar Financial's income before income taxes for the second quarter of 1994 decreased to $12 million from $14 million during the same period in 1993. The decline in earnings was primarily the result of the absence of retail notes receivable sales during the second quarter of 1994 partially offset by higher earnings for Navistar Financial's insurance subsidiary, while the results for 1993 reflect gains on $172 million of retail note sales.

     Navistar Financial's income before income taxes for the first six months of 1994 increased $1 million from the same period in 1993. The factors which influenced second quarter pretax income generally apply to the changes for the first half of the year.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities amounted to $496 million at April 30, 1994, compared with $493 million at October 31, 1993, and $307 million at April 30, 1993.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents, and marketable securities totalled $321 million at April 30,
1994, $316 million at October 31, 1993 and $104 million at April 30, 1993.
The following is a summary of cash flow for the six months ended April 30,
1994.
                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):

  Operations .........................................            $  (22)
  Investment programs ................................                (8)
  Financing activities ...............................               (28)
                                                                  ------
  Decrease in cash and cash equivalents ..............            $  (58)
                                                                  ======

     Operations used $22 million in cash during the second quarter of 1994 as follows:
                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Net income ...........................................                 $    1
Items not affecting cash, principally depreciation ...                     33
Change in operating assets and liabilities:
   (Increase) in receivables .........................       $   (8)
   (Increase) in inventories .........................          (28)
   Increase in accounts payable ......................           53
   Increase in accrued liabilities/other .............           18
   (Increase) in advances to Navistar Financial ......          (91)      (56)
                                                             ------    ------
Cash used in operations ..............................                 $  (22)
                                                                       ======

     The $56 million net change in operating assets and liabilities is the result primarily of a $28 million increase in inventories and an advance to Navistar Financial of $91 million offset by an increase in accounts payable of $53 million. The increases in inventories and accounts payable reflect the impact of higher sales volume and production.

     Investment programs used $8 million in cash during the first six months of 1994 as a result of a net increase in marketable securities of $63 million and capital expenditures of $33 million offset by $87 million in proceeds from a sale/leaseback agreement.

     Cash used for financing programs consisted of $13 million used for principal payments on long-term debt and a $15 million payment on long-term debt due the Parent Company.

     At April 30, 1994, the Company had outstanding capital commitments of $42 million. The commitments include new truck product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $175 million at April 30, 1994, $177 million at October 31, 1993 and $203 million at April 30, 1993. The cash flow for Financial Services for the six months ended April 30, 1994, is summarized as follows:

                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations .........................................            $   77
  Investment programs ................................                26
  Financing activities ...............................              (112)
                                                                  ------

  Decrease in cash and cash equivalents                           $   (9)
                                                                  ======

     Operations provided $77 million in cash primarily from a $70 million net change in operating assets and liabilities consisting of $91 million in funds advanced to Navistar Financial by Transportation offset by a $26 million decrease in accounts payable as a result primarily of timing differences in collections and payments related to sales of receivables.

     The Financial Services' investment programs provided $26 million in cash during the first half of 1994 as a result of net decreases of $22 million in retail and wholesale notes receivable and $10 million in property and equipment leased to others offset by a net increase of $6 million in marketable securities.

     Financial Services used $112 million during the first six months of 1994 for financing activities. Cash generated from operations and investment programs was used to reduce short-term debt by $100 million and to pay cash dividends of $12 million to Transportation.

     During the first six months of 1994, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers compared with 87% for the same period last year. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 15% in 1994 from 14% in 1993.

     At April 30, 1994, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Both facilities mature on November 15, 1995. At April 30, 1994, the unused commitment under the receivable purchase facility was $118 million, of which $50 million provided funding backup for short-term bank borrowings at April 30, 1994. The remaining $68 million when combined with unrestricted cash and cash equivalents, made $84 million available to fund the general business purposes of Navistar Financial at April 30, 1994. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale notes trust providing for the continuous sale of eligible wholesale notes on a daily basis. The trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Current economic trends indicate continued moderate growth in the North American economy resulting in improved market conditions for the truck industry. Based on current order backlogs, order receipt trends and key market indicators, the Company currently projects fiscal 1994 North American medium truck demand, including school bus chassis, to be 136,000 units, an 11% increase from fiscal 1993. Heavy truck demand is projected at 195,000 units, a 17% increase from fiscal 1993.

     The Company has responded to the higher demand by increasing production schedules at its Chatham, Ontario truck assembly facility with the addition of a second shift of workers in March to boost production of premium conventional and rugged heavy trucks. During the third quarter of 1994, the Company plans to introduce its new "Pro Sleeper" premium conventional truck featuring an integrated cab and sleeper design. The Company expects this new addition to the product line to improve its market share of the premium conventional segment of the heavy truck market.

     Production has also been increased at the Company's engine facilities while schedules at the Springfield, Ohio truck assembly facility have been adjusted, effective June 1, based on customer preferences for certain truck models and current employment levels. On May 18, the Company reached agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) to hire new employees who will earn full job security after five years of employment as compared with the 52 weeks which were previously required. This agreement requires the Company to make payments to retirees and surviving spouses of retirees formerly represented by the UAW totalling approximately $11 million over the term of the current contract, which expires October 1, 1995. The Company intends to hire new employees at its Springfield, Ohio and Indianapolis Engine operations as soon as possible to meet current market demands.

     The Company's diesel engine shipments to original equipment manufacturers in 1994 are expected to be 17% higher in 1994 than in 1993. Sales of service parts by the Company are expected to grow 12%.

     In 1994, the introduction of new truck and engine products, focused marketing programs and implementation of programs to streamline marketing, engineering and manufacturing processes are expected to further improve the Company's competitiveness. It is management's opinion that current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends.

     In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding source will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

           Navistar International Transportation Corp. and Subsidiaries


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 27, 1994 Commission File No. 1-5236.


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended April 30, 1994.

         PAGE 20
SIGNATURE
                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- - -------------------------------------------
               (Registrant)


/s/  Robert I. Morrison
- - ----------------------------------
     Robert I. Morrison
     Vice President and Controller

June 10, 1994