Form 10-K/A
period 1993-12-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1994-06-28
CIK 51296

PAGE 1
SIGNATURE


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 8

                      AMENDMENT TO APPLICATION OR REPORT
                 Filed Pursuant to Section 12, 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT of 1934


                        Commission File Number 1-5236


                  NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
             (Exact name of registrant as specified in its charter)


                               AMENDMENT NO. 1


     The undersigned registrant hereby amends the following exhibits of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto:

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             Exhibits, including those Incorporated by Reference
             ---------------------------------------------------

             Exhibit 28.2 -  Annual Report on Form 11-K - Navistar
                             International Transportation Corp. 401(k)
                             Retirement Savings Plan



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                             Navistar International Transportation Corp.
                             -------------------------------------------
                                            (Registrant)



                             /s/ Robert I. Morrison
                             ---------------------------------
                                 Robert I. Morrison
                                 Vice President and Controller


                                 June 28, 1994

Item 14.      Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K

Exhibits, including those Incorporated by Reference
          -----------------------------------------


Exhibit 28.2  By this Form 8 the Registrant files its Annual Report on
              Form 11-K - Navistar International Transportation Corp. 401(k) Retirement Savings Plan. The full text of the report is included in this Form 8.

         PAGE 1
                                                               Exhibit 28.2



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                             -------------------

                                  FORM 11-K
                                ANNUAL REPORT

                             -------------------



                         PURSUANT TO SECTION 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the Fiscal Year Ended December 31, 1993

                 Navistar International Transportation Corp.
                       401(k) Retirement Savings Plan



                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                 -------------------------------------------

     The principal executive offices of Navistar International Transportation Corp. are located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611.

ITEM 1.     CHANGES IN THE PLAN
- -------     -------------------

            Navistar International Transportation Corp. (the "Company") adopted the Navistar International Transportation Corp. 401(k) Retirement Savings Plan ("Plan"), effective September 1, 1987, as an amendment and restatement of the International Harvester Savings and Investment Program for Eligible Salaried Employes ("SIP"). The Plan is an employee savings and retirement plan which includes a salary reduction option under Section 401(k) of the Internal Revenue Code ("Code").


ITEM 2.     CHANGES IN INVESTMENT POLICY
- -------     ----------------------------

            Effective April 1, 1992, the Company contracted with IDS Financial Corporation and certain of its subsidiaries (IDS) to provide investment management services for the Plan.

            Participants can direct the investment of their account assets as follows:

                 o IDS Trust Collective Income Fund II, which replaced the former Navistar Income Fund, a diversified pool of investment contracts varying in maturity date, size and yield and short term cash instruments;

                 o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

                 o IDS Trust Equity Index Fund, which replaced the former Balanced Equity Fund, is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

                 o IDS New Dimensions Fund, Inc. which replaced the former Growth Equity Fund, is a mutual fund which invests primarily in common stocks of companies showing potential for significant profitability and growth.


ITEM 3.     CONTRIBUTIONS UNDER THE PLAN
- -------     ----------------------------

            The Plan permits the Company to make matching and discretionary contributions. Effective January 1, 1989, the Company began matching a portion of the pre-tax salary reduction contributions. The amount of the Company match is 40% of the lesser of (a) the pre-tax salary reduction contributions or (b) an amount equal to 4% of the participant's base salary. The Company may make discretionary contributions in such amounts and at such times as the Company desires.

            Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment and fully vest upon completion of five years of service. Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions and employee after-tax contributions are vested immediately.

            The Company did not make any discretionary contributions to the Plan during any of the three years in the period ended December 31, 1993. Effective January 1, 1992, the Company suspended matching contributions indefinitely.
         PAGE 3

ITEM 4.     PARTICIPATING EMPLOYEES
- -------     -----------------------

            As of December 31, 1993, there were approximately 2,887 participants with assets in the Plan.


ITEM 5.     ADMINISTRATION OF THE PLAN
- -------     --------------------------

            (a) The Plan is administered by the Company's Pension Fund Investment Committee, the members of which are appointed by the Board of Directors. The members of the Pension Fund Investment Committee ("Committee") and their titles are as follows:

                        Name                      Company Title
                 ------------------   --------------------------------------

                 James C. Cotting     Chairman and Chief Executive Officer
                                        and Director

                 John R. Horne        President and Chief Operating Officer
                                        and Director

                 Robert C. Lannert    Executive Vice President and
                                        Chief Financial Officer and Director

                 John J. Bongiorno    Group Vice President and General Manager
                                        Financial Services

                 John M. Sheahin      Senior Vice President Employee
                                        Relations and Administration

                 Thomas M. Hough      Vice President and Treasurer

                 Robert I. Morrison   Vice President and Controller


                 The Plan Administrator's name and address is Pension Fund Investment Committee, Navistar International Transportation Corp., 455 North Cityfront Plaza Drive, 10th floor, Chicago, Illinois 60611. The Plan permits the Plan Administrator to delegate any of its powers or responsibilities under the Plan.

                 The Plan Administrator was selected by the Board of Directors of the Company and has a term of office which shall continue until such time as the Board of Directors may select a successor Plan Administrator.

            (b) During 1993, no Committee member received any compensation from the Plan for services rendered in connection with the administration of the Plan.

ITEM 6.     CUSTODIAN OF INVESTMENTS
- -------     ------------------------

            (a) The trust established under the Plan is administered by IDS Trust, a division of IDS Bank & Trust Company, 1200 Northstar West, P. O. Box 534, Minneapolis, MN 55440-0534, Trustee, for the Navistar International Transportation Corp. 401(k) Retirement Savings Plan Trust. The Trustee also acts as custodian of the Plan's securities and investments.

            (b)  The Trustee received no compensation from the Plan.

            (c) The Trustee has a financial institution's bond in the amount of $80 million at December 31, 1993.


ITEM 7.     REPORTS TO PARTICIPATING EMPLOYEES
- -------     ----------------------------------

            Participating employees were furnished quarterly statements during the year reflecting the status of their accounts.


ITEM 8.     INVESTMENT OF FUNDS
- -------     -------------------

            Brokerage fees of $3,371, $3,413 and $27,606 were paid by the Plan in 1993, 1992 and 1991, respectively. No brokerage fees were paid to any person described in the Securities and Exchange Commission's requirements for disclosure in Item 8(a)(2) of this form.


ITEM 9.     FINANCIAL STATEMENTS AND EXHIBITS
- -------     ---------------------------------

       (a)  Financial Statements                                Page No.
                                                              ------------

            Independent Auditors' Report                           F-1
            Independent Auditors' Consent                          F-1
            Statement of Net Assets Available for Benefits         F-2
            Statement of Changes in Net Assets
              Available for Benefits                               F-3
            Notes to Financial Statements                      F-4 to F-9


            Schedules -- Schedules I, II, and III have been omitted because they are either not required or not applicable, or because the required information is shown in the financial statements or notes thereto.


       (b)  Exhibits
            None

          PAGE 5
SIGNATURE

INDEPENDENT AUDITORS' REPORT
- ----------------------------


Navistar International Transportation Corp.:

We have audited the accompanying Statement of Net Assets Available for Benefits of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") as of December 31, 1993 and 1992, and the related Statement of Changes in Net Assets Available for Benefits for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE
May 20, 1994
Chicago, Illinois



INDEPENDENT AUDITORS' CONSENT
- -----------------------------


Navistar International Transportation Corp.:

We consent to the incorporation by reference in the registration statement, including post-effective amendments, of Navistar International Transportation Corp. on Form S-8, File No. 2-70979 of our report dated May 20, 1994 appearing in the Annual Report on Form 11-K of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan for the year ended December 31, 1993.


DELOITTE & TOUCHE
June 28, 1994
Chicago, Illinois

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS AS OF DECEMBER 31
- ----------------------------------------------------------------
                                                      1993           1992
                                                  ------------   ------------
ASSETS

INVESTMENTS
Navistar Pooled Stock Fund
  - at market value (1993 - 385,916 units
    of participation, cost $5,705,211 and
    1992 - 416,326 units of participation,
    cost $6,162,405)                               $ 2,518,488    $ 2,730,272
IDS Trust Collective Income Fund II
  - at market value (1993 - 2,736,813
    shares, cost $37,712,642, and 1992
    - 35,168,451 shares, cost $35,168,451)          37,699,725     35,168,451
IDS Selective Fund, Inc.
  - at market value (1993 - 337,989 shares,
    cost $3,249,732 and 1992 - 78,635 shares,
    cost $730,948)                                   3,249,083        724,393
IDS Trust Equity Index Fund
  - at market value (1993 - 1,018,662 shares,
    cost $10,982,055 and 1992 - 909,108 shares,
    cost $9,361,518)                                12,251,445      9,995,651
IDS New Dimensions Fund, Inc.
  - at market value (1993 - 1,572,254 shares,
    cost $20,771,310 and 1992 - 1,175,293
    shares, cost $15,002,679)                       22,546,121     15,523,274
Participant loans                                    1,927,398      1,341,244
                                                   -----------    -----------
Total investments                                   80,192,260     65,483,285
                                                   -----------    -----------

RECEIVABLES
Employer Salary Reduction Contributions                738,629        698,067
Employee After-Tax Contributions                        13,054         13,428
Accrued Interest Income                                      -        240,033
                                                   -----------    -----------
Total receivables                                      751,683        951,528
                                                   -----------    -----------

Net Assets Available for Benefits                  $80,943,943    $66,434,813
                                                   ===========    ===========

See notes to financial statements.

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE THREE YEARS ENDED DECEMBER 31
- ---------------------------------------------------------
                                        1993          1992          1991
                                    ------------  ------------  ------------
CONTRIBUTIONS
Employer salary
  reduction contributions            $10,052,829   $ 9,702,886   $ 9,128,483
Employer matching contributions                -             -     1,692,870
Employee after-tax contributions         170,700       178,577       150,930
                                     -----------   -----------   -----------
Total contributions                   10,223,529     9,881,463    10,972,283
                                     -----------   -----------   -----------
INVESTMENT EARNINGS
Interest                               2,527,842     2,939,941     2,394,874
Dividends                              1,266,461       882,388       242,182
Net appreciation in market value
  of investments                       2,127,750       957,649     2,449,279
Net gain on sales of investments          14,673       722,129        91,270
                                     -----------   -----------   -----------
Total investment earnings              5,936,726     5,502,107     5,177,605
                                     -----------   -----------   -----------
TOTAL CONTRIBUTIONS
  AND INVESTMENT EARNINGS             16,160,255    15,383,570    16,149,888
                                     -----------   -----------   -----------


DISTRIBUTIONS TO PARTICIPANTS         (1,724,974)   (2,033,657)   (1,416,399)

PLAN EXPENSES - Administrative                 -       (18,457)      (60,208)
                                     -----------   -----------   -----------
TOTAL DISTRIBUTIONS
  AND PLAN EXPENSES                   (1,724,974)   (2,052,114)   (1,476,607)
                                     -----------   -----------   -----------

EXCESS OF CONTRIBUTIONS AND
INVESTMENT EARNINGS OVER
DISTRIBUTIONS AND PLAN EXPENSES       14,435,281    13,331,456    14,673,281
                                     -----------   -----------   -----------

OTHER CHANGES
Rollovers from other qualified plans      78,332       133,256        74,969
Transfer to another qualified plan        (4,483)       (9,969)       (8,312)
Other - Net                                    -        (3,848)            -
                                     -----------   -----------   -----------
     Total other changes                  73,849       119,439        66,657
                                     -----------   -----------   -----------
NET INCREASE IN NET ASSETS
AVAILABLE FOR BENEFITS                14,509,130    13,450,895    14,739,938

NET ASSETS
AVAILABLE FOR BENEFITS
AT BEGINNING OF YEAR                  66,434,813    52,983,918    38,243,980
                                     -----------   -----------   -----------
NET ASSETS
AVAILABLE FOR BENEFITS
AT END OF YEAR                       $80,943,943   $66,434,813   $52,983,918
                                     ===========   ===========   ===========

See notes to financial statements.

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1993
- -------------------------------------------

1.     DESCRIPTION OF THE PLAN

       The following description of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a complete description of the Plan's provisions.

       The Plan is sponsored by Navistar International Transportation Corp. (the "Company") to provide savings and retirement benefits for certain eligible salaried employees of the Company and certain of its affiliates that are participating under the Plan. The Plan was established February 1, 1965, and has subsequently been restated and amended to maintain qualification under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 and to modify the provisions of the Plan.

       The Trustee, currently IDS Trust, a division of IDS Bank & Trust Company, is authorized to hold and invest the assets of the Plan in accordance with the provisions of the Trust Agreement between the Company and the Trustee.

       The Plan is offered to eligible Company employees who meet certain length of service requirements and elect to participate in the Plan. Contributions may be made to the Plan on a pre-tax basis, an after-tax basis, or a combination of both. Pre-tax salary reduction contributions to the Plan are subject to annual maximum limits equal to the lesser of 20 percent of a participant's annual compensation or a prescribed dollar amount, indexed for inflation ($8,994, $8,728 and $8,475 for 1993, 1992 and 1991, respectively). After-tax contributions are subject to annual maximum limits of ten percent of annual compensation. Both pre-tax and after-tax contributions may be elected at a minimum level of one percent of eligible compensation at any time. Subject to Company approval, certain eligible employees are allowed to make rollover contributions or trust-to-trust transfers to the Plan, if such contributions satisfy applicable regulations. Such employees are not required to be participants for any other purpose than their rollover or transfer account; however, neither after-tax contributions nor pre-tax salary reduction contributions may be made until such time as participation in the Plan is elected.

       The Plan permits the Company to make matching and discretionary contributions. Effective January 1, 1989, the Company began matching a portion of pre-tax salary reduction contributions. The amount of the Company match is 40% of the lesser of (a) the pre-tax salary reduction contributions or (b) an amount equal to 4% of the participant's base salary. The Company may make discretionary contributions in such amounts and at such times as the Company desires.

       Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service. Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions and employee after-tax contributions are vested immediately.

       The Company did not make any discretionary contributions to the Plan during any of the three years in the period ended December 31, 1993. Effective January 1, 1992, the Company suspended matching contributions indefinitely.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounts of the Plan are maintained on the accrual basis of accounting. All investments are carried at published market values. Security transactions are accounted for on the trade date.

       Unrealized gains or losses on investments are determined by comparing the value of these separate Funds at the current year-end, net of contributions made during the year, to their respective values at the preceding year-end. Realized gains or losses are determined by comparing net sales proceeds to the value of the investment at the preceding year-end.

       In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, Audits of Employee Benefit Plans. The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. Such amounts as of December 31, 1992 and 1991 have been reclassified to net assets available for benefits. As of December 31, 1993, 1992 and 1991, benefits of $105,217, $117,604 and $199,491, respectively, were due to participants who have withdrawn from participation in the Plan.


3.     INVESTMENT PROGRAMS AND FEES

       Effective April 1, 1992, the Company contracted with IDS Financial Corporation and certain of its subsidiaries (IDS) to provide investment management services for the Plan.

       Participants can direct the investment of their account assets as follows:

            o IDS Trust Collective Income Fund II, (replaced the former Navistar Income Fund) a diversified pool of investment contracts varying in maturity date, size and yield and short term cash instruments;

            o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

            o IDS Trust Equity Index Fund (replaced the former Balanced Equity Fund) is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

            o IDS New Dimensions Fund, Inc. (replaced the former Growth Equity Fund) is a mutual fund which invests primarily in common stocks of companies showing potential for significant profitability and growth.


       Company contributions, other than salary reduction contributions, made prior to October 1, 1991, were invested in Navistar International Corporation Common Stock until the employee attained age 55 and elected a different investment option. Effective October 1, 1991, existing account balances arising from such past Company contributions may, at the direction of the participants, be transferred from the Navistar Pooled Stock Fund to other available investment options. No future contributions or transfers to the Navistar Pooled Stock Fund are permitted. The Navistar Pooled Stock Fund invests primarily in the Common Stock of Navistar International Corporation ("Navistar"), the parent of the Company.

       Contributions and assets allocated to a specific investment fund or option are commingled with those of other participants and are invested in accordance with the nature of the specific fund. Realized and unrealized gains and losses, dividends and interest are allocated to participants based on their proportionate share of the funds. Fund managers' fees are charged to participants' accounts as a reduction of the return earned on each investment option.


 4.    TAX STATUS OF THE PLAN

       The Internal Revenue Service has issued a favorable determination letter that the Plan qualifies under Sections 401(a) and 401(k) of the Code. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Code and thus the Plan and related trust are exempt from federal income taxes under Section 501(a) of the Code as of the financial statement date.


 5.    VOLUNTARY WITHDRAWAL

       Participants may request either an in-service or hardship withdrawal of certain of their account assets. An in-service withdrawal may be made of a portion of the value of the assets purchased with the participant's after-tax contributions and investment earnings thereon. Participants may only withdraw authorized pre-tax salary reduction contributions after attaining age 59-1/2 or on a hardship basis prior to attaining age 59-1/2. Company matching and discretionary contributions and investment earnings thereon are not eligible for in-service withdrawal.


 6.    TERMINATION OF EMPLOYMENT

       A participant's vested account is distributable at the time a participant separates from service with the Company, suffers a total and permanent disability, or dies.

       When the participant terminates employment, the vested portion of the account will be distributed if the asset value is $3,500 or less. If the assets total more than $3,500, the participant has the option of receiving the account upon separation or deferring receipt until no later than April 1 following the year in which the participant becomes age 70-1/2 if the participant terminated employment prior to April 1, 1992, or age 65 if the participant terminated employment on or after April 1, 1992. Accounts are distributed in a single sum. If the account includes 100 or more shares of Navistar Common Stock, the distribution of that portion of the account will be made in the form of full shares of Common Stock and a cash payment for any fractional shares. For accounts with less than 100 shares of Navistar Common Stock, the distribution will be made in cash.

 7.    AMENDMENT OR TERMINATION OF THE PLAN

       The Company, at its discretion, reserves the right to amend, modify, suspend or terminate the Plan, provided that no such action shall deprive any person of any rights to contributions theretofore made under the Plan. If the Plan is terminated or contributions thereto have been completely discontinued, the rights of all participants to the amounts credited to their accounts shall be non-forfeitable and the interest of each participant in the funds will be distributed to such participant or his or her beneficiary in accordance with the Plan terms and the Code. If the Plan is terminated, Plan participants will become fully vested in any funds allocated to them.


 8.    TRANSACTIONS IN EMPLOYER SECURITIES

       The Common Stock of Navistar was purchased and distributed by the Trustee in the Plan years ended December 31, at cost, as follows:

                 Plan Year        Purchased        Distributed
                 ---------       -----------       -----------

                 1993            $    36,683       $    30,682
                                 ===========       ===========

                 1992            $         -       $   114,741
                                 ===========       ===========

                 1991            $ 1,528,371       $   262,770
                                 ===========       ===========


9.     ROLLOVERS FROM OTHER QUALIFIED PLANS

       With the approval of the Plan Administrator, rollovers of distributions from other qualified plans may be made to the Plan. Such rollovers during 1993, 1992 and 1991 totalled $78,332, $133,256 and $74,969, respectively.

         Page 12

10.  Information By Fund
     Statements of Net Assets Available for Benefits and Changes in Net Assets Available for Benefits, as of December 31, 1993
     and for the year then ended, by investment fund, are as follows:


                                             IDS Trust                                       IDS
                              Navistar      Collective        IDS         IDS Trust          New
Statements of Net Assets    Pooled Stock      Income       Selective        Equity        Dimensions       Loan
Available for Benefits          Fund          Fund II      Fund, Inc.     Index Fund      Fund, Inc.       Fund          Total
- ------------------------    ------------   ------------   ------------   ------------   ------------   ------------   ------------
Investments                 $  2,518,488   $ 37,699,725   $  3,249,083   $ 12,251,445   $ 22,546,121   $          -   $ 78,264,862

Participant Loans                      -              -              -              -              -      1,927,398      1,927,398

Contributions Receivables              -        270,605         79,860        122,692        278,526              -        751,683
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Assets Available
  for Benefits              $  2,518,488   $ 37,970,330   $  3,328,943   $ 12,374,137   $ 22,824,647   $  1,927,398   $ 80,943,943
                            ============   ============   ============   ============   ============   ============   ============


                                             IDS Trust                                       IDS
Statements of Changes         Navistar      Collective        IDS         IDS Trust          New
in Net Assets               Pooled Stock      Income       Selective        Equity        Dimensions       Loan
Available for Benefits          Fund          Fund II      Fund, Inc.     Index Fund      Fund, Inc.       Fund          Total
- -------------------------   ------------   ------------   ------------   ------------   ------------   ------------   ------------
Employer Salary Reduction
  Contributions             $          -   $  3,899,748   $    965,126   $  1,669,140   $  3,518,815   $          -   $ 10,052,829

Employee After-tax
  Contributions                        -         57,002         15,163         32,599         65,936              -        170,700

Investment Income                      -      2,176,001         10,223        303,156         38,462              -      2,527,842

Dividend Income                        -              -        182,582              -      1,083,879              -      1,266,461

Loans Repaid                           -        316,812         71,603        145,049        285,834       (819,298)             -

Net Appreciation in Market
  Value of Investments            10,143          1,075         21,965        719,955      1,389,285              -      2,142,423

Rollovers from Other
  Qualified Plans                      -          3,927         14,837         31,002         28,566              -         78,332
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
     Total Additions              10,143      6,454,565      1,281,499      2,900,901      6,410,777       (819,298)    16,238,587
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Distributions to
  Participants                    50,279      1,159,854         96,596        148,953        247,102         22,190      1,724,974

Loans Withdrawn                   26,009        654,299         66,293        235,368        445,672     (1,427,641)             -

Transfers to Other
  Qualified Plans                      -          4,483              -              -              -              -          4,483
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total Deductions                  76,288      1,818,636        162,889        384,321        692,774     (1,405,451)     1,729,457
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Interfund Transfers - Net       (143,539)    (2,385,265)     1,423,430       (256,563)     1,361,937              -              -
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease)
  in Net Assets
  Available For Benefits        (209,684)     2,250,664      2,542,040      2,260,017      7,079,940        586,153     14,509,130

Net Assets Available
  For Benefits
  at Beginning of Year         2,728,172     35,719,666        786,903     10,114,120     15,744,707      1,341,245     66,434,813
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Net Assets Available
  For Benefits
  at End of Year            $  2,518,488   $ 37,970,330   $  3,328,943   $ 12,374,137   $ 22,824,647   $  1,927,398   $ 80,943,943
                            ============   ============   ============   ============   ============   ============   ============

11.    SUBSEQUENT EVENTS

       Based on closing market prices on May 20, 1994, the market values of the Plan's investments held at December 31, 1993, have increased (decreased) from the market values shown in the Statement of Net Assets Available for Benefits in approximate amounts as follows:

             Navistar Pooled Stock Fund                  $  (553,790)
             IDS Trust Collective Income Fund II             807,234
             IDS Selective Fund, Inc.                       (214,956)
             IDS Trust Equity Index Fund                    (187,431)
             IDS New Dimensions Fund, Inc.                  (819,143)
                                                         -----------

             Net Decrease in Market Value                $  (968,086)
                                                         ===========