Form 10-Q
period 1994-07-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1994-09-09
CIK 51296

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1994

                                       OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-5236

                 NAVISTAR  INTERNATIONAL  TRANSPORTATION  CORP.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 36-1264810
       -------------------------------                --------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois           60611
- --------------------------------------------------    --------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 2, 1994, the number of shares outstanding of the registrant's Common Stock was 1,000.

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND SUBSIDIARIES
                -------------------------------------------

                                   INDEX
                                   -----

                                                                       Page
                                                                     Reference
                                                                     ---------

Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income (Loss) --
        Three Months and Nine Months Ended July 31, 1994 and 1993 .      3

      Statement of Financial Condition --
        July 31, 1994, October 31, 1993 and July 31, 1993 .........      5

      Statement of Cash Flow --
        Nine Months Ended July 31, 1994 and 1993 ..................      7

        Notes to Financial Statements .............................      8

   Item 2.  Management's Discussion and Analysis
            of Results of Operations and Financial Condition ......     14

Part II. Other Information:

   Item 1.  Legal Proceedings .....................................     20

   Item 6.  Exhibits and Reports on Form 8-K ......................     20

   Signature ......................................................     21

                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (LOSS) (Unaudited)
- ---------------------------------------------------------------------------------
Millions of dollars, except per share data
- ---------------------------------------------------------------------------------
                                                                         Three Months Ended July 31
                                            -------------------------------------------------------------------------------------
                                             Navistar International
                                            Transportation Corp. and
                                            Consolidated Subsidiaries                    Manufacturing*       Financial Services*
                                            -------------------------   Note           ------------------     -------------------
                                                 1994        1993       Reference       1994        1993        1994        1993
                                                ------      ------      ---------      ------      ------      ------      ------
Sales and revenues
Sales of manufactured products ............     $1,211      $1,080                     $1,211      $1,080      $    -      $    -
Finance and insurance income ..............         33          41                          -           -          45          51
Other income ..............................          3           3                          4           1           2           2
                                                ------      ------                     ------      ------      ------      ------
  Total sales and revenues ................      1,247       1,124                      1,215       1,081          47          53
                                                ------      ------                     ------      ------      ------      ------
Costs and expenses
Cost of products and services sold ........      1,059         948                      1,057         946           2           2
Postretirement benefits ...................         40          49      Note E             40          49           -           -
Supplemental Trust contribution ...........          -         513      Note E              -         509           -           4
Engineering expense .......................         25          23                         25          23           -           -
Marketing and administrative expense ......         60          59                         59          56           1           3
Interest expense ..........................         39          26                         25           7          17          19
Financing charges on sold receivables .....          4           4                         16          14           -           -
Insurance claims and underwriting expense .         13          10                          -           -          13          10
                                                ------      ------                     ------      ------      ------      ------
  Total costs and expenses ................      1,240       1,632                      1,222       1,604          33          38
                                                ------      ------                     ------      ------      ------      ------
Income (loss) before income taxes
  Manufacturing ...........................          -           -                         (7)       (523)          -           -
  Financial Services ......................          -           -                         14          15           -           -
                                                ------      ------                     ------      ------      ------      ------
    Income (loss) before income taxes .....          7        (508)                         7        (508)         14          15
    Income tax (expense) ..................         (5)         (3)     Note F             (5)         (3)         (4)         (4)
                                                ------      ------                     ------      ------      ------      ------
Income (loss) before cumulative effect
  of changes in accounting policy .........          2        (511)                         2        (511)         10          11
Cumulative effect of changes
  in accounting policy ....................          -           -      Note B              -           -           -           -
                                                ------      ------                     ------      ------      ------      ------
Net income (loss) .........................     $    2      $ (511)                    $    2      $ (511)     $   10      $   11
                                                ======      ======                     ======      ======      ======      ======

See Notes to Financial Statements.








                                  Nine Months Ended July 31
 -------------------------------------------------------------------------------------------
  Navistar International
 Transportation Corp. and
 Consolidated Subsidiaries              Manufacturing*                 Financial Services*
 -------------------------          ----------------------            ----------------------
   1994            1993              1994            1993              1994            1993
  ------          ------            ------          ------            ------          ------

  $3,648          $3,252            $3,648          $3,252            $    -          $    -
     104             131                 -               -               141             161
      19              19                14               8                 8              11
  ------          ------            ------          ------            ------          ------
   3,771           3,402             3,662           3,260               149             172
  ------          ------            ------          ------            ------          ------

   3,196           2,835             3,192           2,830                 4               5
     128             156               127             155                 1               1
       2             513                 2             509                 -               4
      69              68                69              68                 -               -
     182             181               176             169                 6              12
     123              73                75              13                51              60
      10              11                47              41                 -               -
      42              44                 -               -                42              44
  ------          ------            ------          ------            ------          ------
   3,752           3,881             3,688           3,785               104             126
  ------          ------            ------          ------            ------          ------

       -               -               (26)           (525)                -               -
       -               -                45              46                 -               -
  ------          ------            ------          ------            ------          ------
      19            (479)               19            (479)               45              46
     (16)            (14)              (16)            (14)              (15)            (15)
  ------          ------            ------          ------            ------          ------

       3            (493)                3            (493)               30              31

       -          (1,144)                -          (1,144)                -              (9)
  ------          ------            ------          ------            ------          ------
  $    3         $(1,637)           $    3         $(1,637)           $   30          $   22
  ======          ======            ======          ======            ======          ======

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

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                Navistar International
                                                                               Transportation Corp. and
                                                                               Consolidated Subsidiaries
                                                                         --------------------------------------
                                                                           July 31     October 31      July 31    Note
                                                                            1994          1993          1993      Reference
                                                                          --------     ----------     --------    ---------
ASSETS
- -----------------------------------
Cash and cash equivalents ....................................            $    202      $    306      $     90
Marketable securities ........................................                 147           187           141
Receivables, net .............................................               1,352         1,542         1,305
Inventories ..................................................                 444           411           441    Note G
Prepaid pension assets .......................................                  95            82           129
Property, net of accumulated depreciation
  and amortization of $682, $647 and $640 ....................                 549           636           628
Equity in Financial Services subsidiaries ....................                   -             -             -
Investments and other assets .................................                 262           234           243
Intangible pension assets ....................................                 340           340           370
                                                                          --------      --------      --------
Total assets .................................................            $  3,391      $  3,738      $  3,347
                                                                          ========      ========      ========


LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------
Liabilities
Accounts payable ..............................................           $    690      $    754      $    676
Accrued liabilities ...........................................                410           383           353
Short-term debt ...............................................                115           213            83
Long-term debt due Parent Company .............................                942           971             -
Long-term debt ................................................                958         1,194         1,655
Other long-term liabilities ...................................                272           264           289
Loss reserves and unearned premiums ...........................                138           107           102
Postretirement benefits liabilities ...........................              1,380         1,370         1,591    Note E
                                                                          --------      --------      --------
  Total liabilities ...........................................              4,905         5,256         4,749
                                                                          --------      --------      --------
Shareowner's equity
Capital stock (1,000 shares issued) ...........................                785           785           785
Retained earnings (deficit) ...................................             (2,308)       (2,311)       (2,195)   Note H
Accumulated foreign currency translation adjustments ..........                  9             8             8
                                                                          --------      --------      --------
  Total shareowner's equity ...................................             (1,514)       (1,518)       (1,402)
                                                                          --------      --------      --------
Total liabilities and shareowner's equity .....................           $  3,391      $  3,738      $  3,347
                                                                          ========      ========      ========

See Notes to Financial Statements.






               Manufacturing*                                    Financial Services*
 ------------------------------------------          -------------------------------------------
  July 31        October 31         July 31           July 31        October 31         July 31
   1994             1993             1993              1994             1993             1993
 --------        ----------        --------          --------        ----------        --------


 $    154         $    262         $     16          $     48         $     44         $     74
        -               54                3               147              133              138
      212              125              106             1,191            1,433            1,224
      444              411              441                 -                -                -
       94               81              128                 1                1                1

      529              608              599                20               28               29
      250              241              240                 -                -                -
      204              201              198                58               33               45
      340              340              370                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  2,227         $  2,323         $  2,101          $  1,465         $  1,672         $  1,511
 ========         ========         ========          ========         ========         ========





 $    627         $    685         $    618          $    114         $     85         $     81
      373              359              331                37               24               24
       38               58               73                77              155               10
      942              971                -                 -                -                -
      125              150              621               833            1,044            1,034
      264              255              278                 8                9               11
        -                -                -               138              107              102
    1,372            1,363            1,582                 8                7                9
 --------         --------         --------          --------         --------         --------
    3,741            3,841            3,503             1,215            1,431            1,271
 --------         --------         --------          --------         --------         --------

      785              785              785               178              178              178
   (2,308)          (2,311)          (2,195)               72               63               62
        9                8                8                 -                -                -
 --------         --------         --------          --------         --------         --------
   (1,514)          (1,518)          (1,402)              250              241              240
 --------         --------         --------          --------         --------         --------
 $  2,227         $  2,323         $  2,101          $  1,465         $  1,672         $  1,511
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

STATEMENT OF CASH FLOW (Unaudited)
- ---------------------------------------------------------------------------------
Nine Months Ended July 31 (Millions of dollars)
- ---------------------------------------------------------------------------------

                                              Navistar International
                                             Transportation Corp. and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note          ------------------     -------------------
                                                  1994        1993       Reference      1994        1993        1994        1993
                                                 ------      ------      ---------     ------      ------      ------      ------
Cash flow from operations
Net income (loss) .............................. $    3     $(1,637)                   $    3     $(1,637)     $   30      $   22
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
  Depreciation and amortization ................     58          56                        55          52           3           4
  Supplemental Trust contribution ..............      -         513      Note E             -         509           -           4
  Equity in earnings of Financial Services,
    net of dividends received ..................      -           -                        (8)         (9)          -           -
  Allowance for losses on receivables
    and dealer loans ...........................      -          17                        (1)         15           1           2
  Cumulative effect of changes in
    accounting policy ..........................      -       1,144                         -       1,144           -           9
  Other, net ...................................    (11)        (11)                        4          (5)        (15)         (6)
  Change in operating assets and liabilities ...   (129)       (127)     Note D          (188)        (56)         46          14
                                                 ------      ------                    ------      ------      ------      ------
Cash provided by (used in) operations ..........    (79)        (45)                     (135)         13          65          49
                                                 ------      ------                    ------      ------      ------      ------
Cash flow from investment programs
Purchase of retail notes and lease receivables .   (676)       (531)                        -           -        (676)       (531)
Principal collections on retail notes
  and lease receivables ........................    150         252                         -           -         150         252
Sale of retail notes receivables ...............    770         494                         -           -         770         494
Acquisitions (over) under cash collections
  of wholesale notes and accounts receivable ...      -           -      Note D             -           -          13         (83)
Purchase of marketable securities ..............   (417)       (111)                     (361)        (58)        (56)        (53)
Sales or maturities of marketable securities ...    459         121                       415          62          44          59
Capital expenditures ...........................    (53)        (85)                      (53)        (85)          -           -
Net increase (decrease) in property and
  equipment leased to others ...................      5         (13)                        -           -           5         (13)
Proceeds from property sold under sale/leaseback     87           -                        87           -           -           -
Other investment programs, net .................      2         (38)                        2         (38)          -           -
                                                 ------      ------                    ------      ------      ------      ------
Cash provided by (used in) investment programs .    327          89                        90        (119)        250         125
                                                 ------      ------                    ------      ------      ------      ------
Cash flow from financing activities
Principal payments on long-term debt ...........    (39)        (92)                      (39)         (3)          -         (89)
Net decrease in short-term debt ................    (78)          -                         -           -         (78)          -
Increase (decrease) in debt outstanding
  under bank revolving credit facility .........   (211)        (90)                        -           -        (211)        (90)
Decrease in loan from Navistar International
  Corporation ..................................    (24)          -                       (24)          -           -           -
Dividends paid .................................      -           -                         -           -         (22)        (24)
                                                 ------      ------                    ------      ------      ------      ------
Cash used in financing activities ..............   (352)       (182)                      (63)         (3)       (311)       (203)
                                                 ------      ------                    ------      ------      ------      ------
Cash and cash equivalents
  Increase (decrease) during the period ........   (104)       (138)                     (108)       (109)          4         (29)
  At beginning of the year .....................    306         228                       262         125          44         103
                                                 ------      ------                    ------      ------      ------      ------
Cash and cash equivalents at end of the period . $  202      $   90                    $  154      $   16      $   48      $   74
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

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note A.  Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation" is the wholly-owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company". See
Note 1 to the Consolidated Financial Statements in the 1993 Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1993 Annual Report on Form 10-K, and should be read in conjunction with the disclosures therein.

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

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. At July 31, 1994 certain changes have been made in the presentation of amounts in the Statement of Income (Loss). Prior year amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

Note B.  Changes in Accounting Policy

     In the third quarter of 1993, the Company adopted Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 were restated for the effects of changes in accounting policy. The $1,144 million cumulative charge for the changes in accounting policy reported on the Statement of Income (Loss) includes the $1,149 million charge for the adoption of SFAS 106 which was partially offset by the $5 million benefit from the adoption of SFAS 109.

Note C.  Financial Statement Eliminations

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note C.  Financial Statement Eliminations (Continued)

STATEMENT OF INCOME (LOSS)
                                   Three Months Ended    Nine Months Ended
                                         July 31              July 31
                                   ------------------    -----------------
Millions of dollars                  1994      1993       1994      1993
- --------------------------------------------------------------------------

Sales and revenues,
  Financial Services
    Finance and insurance income .  $  (12)   $  (10)    $  (37)   $  (30)
    Other income .................      (3)        -         (3)        -
                                    ------    ------     ------    ------
                                    $  (15)   $  (10)    $  (40)   $  (30)
                                    ======    ======     ======    ======

Costs and expenses,
  Interest expense ...............  $   (3)   $    -     $   (3)   $    -
  Financing charges
    on sold receivables ..........     (12)      (10)       (37)      (30)
                                    ------    ------     ------    ------
                                    $  (15)   $  (10)    $  (40)   $  (30)
                                    ======    ======     ======    ======
Income before income taxes,
  Financial Services .............  $  (14)   $  (15)    $  (45)   $  (46)
                                    ======    ======     ======    ======
STATEMENT OF FINANCIAL CONDITION

                                    July 31       October 31       July 31
Millions of dollars                  1994            1993           1993
- --------------------------------------------------------------------------

Receivables, net .................  $  (51)        $  (16)         $  (25)
Equity in Financial
  Services subsidiaries ..........    (250)          (241)           (240)
                                    ------         ------          ------
Total assets .....................  $ (301)        $ (257)         $ (265)
                                    ======         ======          ======

Accounts payable .................  $  (51)        $  (16)         $  (23)
Accrued liabilities ..............       -              -              (2)
Shareowner's equity,
  Financial Services .............    (250)          (241)           (240)
                                    ------         ------          ------
Total liabilities
  and shareowner's equity ........  $ (301)        $ (257)         $ (265)
                                    ======         ======          ======

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note C.  Financial Statement Eliminations (Continued)


STATEMENT OF CASH FLOW                                   Nine Months Ended
                                                              July 31
                                                         -----------------
Millions of dollars                                       1994      1993
- --------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations .......................................     $   (9)   $ (107)
  Investment programs ..............................        (13)       83
  Financing activities .............................         22        24
                                                         ------    ------
Increase (decrease) during the period
  in cash and cash equivalents .....................     $    -    $    -
                                                         ======    ======

Note D.  Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:

                                                         Nine Months Ended
                                                              July 31
                                                         -----------------
Millions of dollars                                       1994      1993
- --------------------------------------------------------------------------

MANUFACTURING
  (Increase) decrease in receivables .............      $  (37)    $    24
  (Increase) in inventories ......................         (36)        (78)
  (Increase) in prepaid and other current assets .         (19)        (16)
  Increase (decrease) in accounts payable ........         (63)         44
  Increase (decrease) in accrued liabilities .....          16         (30)
  (Increase) in advances to Navistar Financial ...         (49)          -
                                                        ------      ------
  Manufacturing change in operating assets
    and liabilities ..............................        (188)        (56)
                                                        ------      ------
FINANCIAL SERVICES
  Increase (decrease) in accounts payable .......           (6)         15
  Increase (decrease) in accrued liabilities ....            3          (1)
  Increase in advances from Transportation ......           49           -
                                                        ------      ------
  Financial Services change in operating assets
    and liabilities .............................           46          14
                                                        ------      ------
Eliminations/reclassifications (a) ..............           13         (85)
                                                        ------      ------
Change in operating assets and liabilities ......       $ (129)     $ (127)
                                                        ======      ======

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note D.  Information Related to the Statement of Cash Flow  (Continued)

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

     Consolidated interest payments during the first nine months of 1994 and 1993 were $143 million and $80 million, respectively. Consolidated tax payments during the first nine months of 1994 and 1993 were $15 million and $10 million, respectively.

Note E.  Postretirement Benefits

     The Company provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents.

     During the third quarter of 1993, Transportation contributed the Parent Company's Class B Common Stock, originally valued at $513 million, to a separate independent retiree Supplemental Trust according to the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. The per share value of the Class B Common Stock is determined by the closing price of the Parent Company's Common Stock on the New York Stock Exchange less a discount factor of 20%. The discount factor was previously determined by the Parent Company following consultation with investment bankers and gives effect to restrictions imposed by the Settlement Agreement.

     The Settlement Agreement also requires contributions to the Supplemental Trust in the form of cash profit sharing payments from 1% to 16% of qualifying profits above a certain threshold level. The assets held in the Supplemental Trust can be used to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income (Loss) and are as follows:

                                   Three Months Ended    Nine Months Ended
                                         July 31              July 31
                                   ------------------    -----------------
Millions of dollars                  1994      1993       1994      1993
- --------------------------------------------------------------------------

Pension expense ..................  $   26    $   23     $   81    $   79
Health care and life insurance ...      14        26         47        77
                                    ------    ------     ------    ------
Total postretirement
  benefits expense ...............  $   40    $   49     $  128    $  156
                                    ======    ======     ======    ======

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note E.  Postretirement Benefits  (Continued)

     On the Statement of Financial Condition, the postretirement benefits liabilities are composed of the following:


                                    July 31       October 31       July 31
Millions of dollars                  1994            1993           1993
- -------------------------------------------------------------------------

Pension ..........................  $  620          $  600         $  523
Health care and life insurance ...     760             770          1,068
                                    ------          ------         ------
Postretirement benefits
  liabilities ....................  $1,380          $1,370         $1,591
                                    ======          ======         ======


     The Company adopted SFAS 106 for its U.S. and Canadian plans in the third quarter of 1993, retroactive to November 1, 1992. The transition obligation was recognized as a one-time non-cash charge to earnings. In October 1993, Transportation pre-funded $300 million of this liability from proceeds lent to Transportation by the Parent Company as a result of a public offering of Common Stock.

Note F.  Income Taxes

     During the third quarter of 1993, the Company adopted SFAS 109, "Accounting for Income Taxes," with retroactive application to November 1, 1992. Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization is more likely than not.

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement ("Tax Agreement") with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards (NOLs) generated in earlier years.

     The adoption of SFAS 109 did not have a material impact on Transportation, as a result of the Tax Agreement. Substantially all of the deferred tax asset and corresponding income tax benefit resulting from the adoption of SFAS 109 is reflected on the financial statements of the Parent Company.

           Navistar International Transportation Corp. and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note G.  Inventories

     Inventories are as follows:

                                    July 31       October 31       July 31
Millions of dollars                  1994            1993           1993
- --------------------------------------------------------------------------

Finished products ................ $    181        $    196       $    211
Work in process ..................       97              73             94
Raw materials and supplies .......      166             142            136
                                   --------        --------       --------
Total inventories ................ $    444        $    411       $    441
                                   ========        ========       ========

Note H.  Retained Earnings

     Retained earnings (deficit) are as follows:

                                    July 31       October 31       July 31
Millions of dollars                  1994            1993           1993
- --------------------------------------------------------------------------

Retained earnings (deficit)
  at beginning of year ........... $ (2,311)       $   (558)      $   (558)
Net income (loss) ................        3          (1,625)        (1,637)
Adjustment for excess
  additional pension liability
  over intangible pension assets .        -            (128)             -
                                   --------        --------       --------
Retained earnings (deficit)
  at end of period ............... $ (2,308)       $ (2,311)      $ (2,195)
                                   ========        ========       ========

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $2 million for the third quarter ended July 31, 1994 while the net loss for the same period last year was $511 million. The prior year loss included a $513 million pretax charge for the original value of the Parent Company's Class B Common Stock contributed to a retiree Supplemental Trust according to the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. Excluding this non-cash charge, net income for the third quarter of 1993 would have been $2 million.

     Net income for the first three quarters of 1994 was $3 million. In 1993, the Company reported a net loss of $1,637 million which, in addition to the Supplemental Trust contribution, included a $1,144 million charge for the cumulative effect of changes in accounting policy. These accounting changes were adopted in the third quarter of 1993, retroactive to November 1, 1992 and consisted of a $1,149 million expense from adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" partially offset by a $5 million benefit from adoption of SFAS No. 109, "Accounting for Income Taxes." Excluding the non-cash charges for the first nine months of 1993, net income would have been $20 million.

     Consolidated sales and revenues for the third quarter of 1994 totalled $1,247 million, 11% higher than the $1,124 million reported for the same period in 1993. During the first nine months of 1994, sales and revenues increased to $3,771 million from $3,402 million in 1993 as a result of strong demand for heavy trucks, diesel engines and service parts.

Manufacturing

     Third Quarter Ended July 31, 1994
     ---------------------------------

     Manufacturing, excluding Financial Services, reported a pretax loss of $7 million during the third quarter of 1994. In 1993, Manufacturing reported a pretax loss of $523 million which included the contribution to the Supplemental Trust of the Parent Company's Class B Common shares originally valued at $509 million. Sales of $1,211 million for the period were 12% higher than the prior year reflecting increased demand in all of Manufacturing's businesses.

     As a result of improvements in the U.S. and Canadian economies, industry retail sales of medium and heavy trucks in the U.S. and Canada totalled 88,300 units in the third quarter of fiscal 1994, an increase of 10% from last year. The Company's retail deliveries of medium and heavy trucks and school bus chassis totalled 23,800 units during the third quarter of fiscal 1994, an improvement of 15% from the same period last year. The Company maintained its position as sales leader in the North American combined medium and heavy truck market with a 27.0% market share during the third quarter of fiscal 1994, up from the 25.8% market share reported for the third quarter of fiscal 1993.

     Shipments of mid-range diesel engines to original equipment manufacturers during the third quarter of 1994 totalled 35,100 units, an increase of 14% from the same period of 1993. Higher shipments were made to a major automotive manufacturer reflecting consumer demand for the light trucks and vans which use this engine.

     Service parts sales in the third quarter of 1994 were 11% higher than the prior year's level reflecting continued demand from dealers and national accounts.

     Manufacturing gross margin, which excludes postretirement benefits, was 12.7% for the third quarter of 1994, an increase from the 12.4% reported for the same quarter last year, primarily as a result of the higher sales volume.


     Postretirement benefits, which includes pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents, totalled $40 million for the third quarter of 1994, a decrease of $9 million from the same period last year. The decline is primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993.

     Interest expense of $25 million during the third quarter of 1994 was $18 million higher than in 1993. The increase is the result of higher interest payments on obligations to the Parent Company.

     Nine Months Ended July 31, 1994
     -------------------------------

     Manufacturing, excluding Financial Services, reported a pretax loss for
the first nine months of 1994 of $26 million.   A loss of $525 million, which
included the contribution to the Supplemental Trust of the Parent Company's common shares originally valued at $509 million, was reported for the same period of 1993.

     Manufacturing's sales during this period totalled $3,648 million, 12% higher than the first three quarters of 1993. During the first nine months of 1994, sales of trucks improved 10% while sales of diesel engines to original equipment manufacturers increased 23%. Service parts sales increased 13% over the same period in 1993.

     Industry retail sales of medium and heavy trucks during the first nine months of 1994 totalled 246,700 units, an increase of 17% from the 211,600 units sold during this period in fiscal 1993.

     Manufacturing gross margin, excluding postretirement benefits, for the first nine months of 1994 was 12.5% approximately the same as in 1993. Improvement in gross margin from higher sales volume was offset by additional costs, principally in overtime payments, to meet customer delivery commitments and to complete units affected by intermittent parts shortages.

     Postretirement benefits totalled $127 million for the first nine months of 1994, a decrease of $28 million from the same period last year. The factors which influenced the expense for the third quarter of 1994 as well as an increase in the expected return on pension assets explain the change for the first three quarters of the year.

     Interest expense for the first nine months of 1994 was $75 million reflecting higher interest payments on obligations to the Parent Company. In 1993, interest expense was $13 million.

Financial Services

   Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                   Three Months Ended    Nine Months Ended
                                         July 31              July 31
                                   ------------------    -----------------
Millions of dollars                  1994      1993       1994      1993
- --------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation .  $   13    $    8     $   43    $   37
  Foreign Subsidiaries ...........       1         7          2         9
                                    ------    ------     ------    ------
    Total ........................      14        15         45        46
  Income tax expense .............      (4)       (4)       (15)      (15)
                                    ------    ------     ------    ------
  Income before cumulative effect
    of changes in accounting policy     10        11         30        31
  Cumulative effect of changes
    in accounting policy .........       -         -          -        (9)
                                    ------    ------     ------    ------
    Total net income .............  $   10    $   11     $   30    $   22
                                    ======    ======     ======    ======


     Navistar Financial's income before income taxes for the third quarter of 1994 increased to $13 million from $8 million during the same period in 1993. The change reflects improved loss experience from Navistar Financial's insurance subsidiary. In addition, the 1993 results include a $4 million charge for Navistar Financial's portion of the Supplemental Trust contribution.

     The change in pretax income from the foreign subsidiaries is the result primarily of a one-time loss reserve adjustment in 1993.

     Income before income taxes for Navistar Financial for the first nine months of 1994 was $6 million higher than the same period in 1993. Factors which influenced third quarter pretax income generally apply to the changes for the first nine months of 1994 except for income from its insurance subsidiary's investment portfolio which was slightly lower in 1994. In addition, during the third quarter of 1993, Navistar Financial adopted SFAS 106 retroactive to November 1, 1992. The cumulative effect of adopting this accounting policy resulted in a $9 million charge to income.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities amounted to $349 million at July 31, 1994, $493 million at October 31, 1993 and $231 million at July 31, 1993.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents, and marketable securities totalled $154 million at July 31, 1994, $316 million at October 31, 1993 and $19 million at July 31, 1993. The following is a summary of cash flow for the nine months ended July 31, 1994.

                                                          Nine Months Ended
Millions of dollars                                            July 31
- ---------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations ......................................            $ (135)
  Investment programs .............................                90
  Financing activities ............................               (63)
                                                               ------
  Decrease in cash and cash equivalents ...........            $ (108)
                                                               ======


     Operations used $135 million in cash during the first nine months of 1994 as follows:

                                                          Nine Months Ended
Millions of dollars                                            July 31
- ---------------------------------------------------------------------------

Net income ........................................                  $    3
Items not affecting cash, principally depreciation
  and deferred taxes                                                     50
Change in operating assets and liabilities:
  (Increase) in receivables .......................       $  (37)
  (Increase) in inventories .......................          (36)
  (Decrease) in accounts payable ..................          (63)
  (Decrease) in accrued liabilities/other .........           (3)
  (Increase) in advances to Navistar Financial ....          (49)      (188)
                                                          ------     ------
Cash used in operations ...........................                  $ (135)
                                                                     ======

     The $188 million net change in operating assets and liabilities is the result primarily of a $37 million increase in receivables, a $36 million increase in inventories, a $63 million decrease in accounts payable and an advance to Navistar Financial of $49 million. The increase in receivables is a result of the cessation of the sale of certain receivables and the timing of collections on outstanding balances. The changes in inventories and accounts payable reflect the effect of third quarter manufacturing production schedules.

     Investment programs provided $90 million in cash during the first nine months of the year reflecting primarily $87 million in proceeds from a sale/leaseback agreement and a $54 million net decrease in marketable securities partially offset by capital expenditures of $53 million.

     Cash used for financing programs consisted of $39 million used for principal payments on long-term debt and a $24 million payment on a loan due the Parent Company.

     At July 31, 1994, the Company had outstanding capital commitments of $41 million. The commitments include new truck product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $195 million at July 31, 1994, $177 million at October 31, 1993 and $212 million at July 31, 1993. The cash flow for Financial Services for the nine months ended July 31, 1994 is summarized as follows:

                                                          Nine Months Ended
Millions of dollars                                            July 31
- ---------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations ............................................      $   65
  Investment programs ...................................         250
  Financing activities ..................................        (311)
                                                               ------
  Increase in cash and cash equivalents .................      $    4
                                                               ======

     Operations provided $65 million in cash primarily from net income of $30 million and a $46 million increase in operating assets and liabilities. This increase includes $49 million in funds advanced to Navistar Financial by Transportation.

     The Financial Services' investment programs provided $250 million in cash during the first nine months of 1994 as a result of a net decrease of $257 million in retail and wholesale notes receivable and $5 million in property and equipment leased to others offset by a net increase of $12 million in marketable securities. The decline in receivables reflects the sale of retail notes through Navistar Financial Retail Receivables Corporation.

     Financial Services used $311 million during the first nine months of 1994 for financing activities. Cash generated from operations and investment programs was used to reduce short-term debt by $78 million, debt outstanding under a bank revolving credit facility by $211 million and to pay cash dividends of $22 million to Transportation.

     During the first nine months of 1994, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, an improvement over the 88% for the same period last year. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 16% in 1994 from 15% in 1993.

     At July 31, 1994, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Both facilities mature on November 15, 1995. At July 31, 1994, the unused commitments under these facilities were $385 million, of which $72 million provided funding backup for short-term bank borrowings at July 31, 1994. The remaining $313 million when combined with unrestricted cash and cash equivalents, made $331 million available to fund the general business purposes of Navistar Financial at July 31, 1994. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale notes trust providing for the continuous sale of eligible wholesale notes on a daily basis. The trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     The North American economy remains healthy as evidenced by industrial production which was up in July 1994 for the fourteenth consecutive month contributing to continued strong demand for trucks and mid-range diesel engines. As a result, the Company has raised its projections for North American heavy truck industry demand to 204,000 units in 1994, 23% above the 166,400 units sold in 1993 and 5% above the Company's previous forecast of 195,000 units. The Company continues to project that North American industry demand for medium trucks and school bus chassis will increase 11% over last year to 136,000 units in 1994.

     The Company has taken several measures to increase production in order to take advantage of current demand. During the third quarter of 1994, the Company hired additional production workers at its Springfield, Ohio Truck Facilities and at the Indianapolis, Indiana and Melrose Park, Illinois Engine Facilities to provide for increased production of the medium trucks and mid-range diesel engines that are manufactured at those facilities. Earlier this year, the Company added a second production shift at the Chatham, Ontario Truck Assembly Facility to increase production of its premium conventional heavy trucks.

     To meet increased demand for the Company's mid-range diesel engines, the Indianapolis Engine Facility added a third production shift on August 8 while the Melrose Park Engine Facility added a second production shift on July 25.

     The Company's diesel engine shipments to original equipment manufacturers in 1994 are expected to be 16% higher in 1994 than in 1993. Sales of service parts by the Company are expected to grow 12%.

     The Company's focus during the remainder of 1994 will be to continue programs to increase productivity and lower design and material costs. It is management's opinion that current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends.

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

          No reports on Form 8-K were filed for the three months ended July 31, 1994.

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



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
               (Registrant)



/s/  Robert I. Morrison
- ----------------------------------
     Robert I. Morrison
     Vice President and Controller

September 9, 1994