Form 10-K
period 1994-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1995-01-27
CIK 51296

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1994

                                   OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from     to

Commission file number 1-5236

              NAVISTAR  INTERNATIONAL  TRANSPORTATION  CORP.
   ---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                      Delaware                            36-1264810
          -------------------------------             ------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization              Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois          60611
 --------------------------------------------------   ------------------
      (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
                Title of Each Class                 on Which Registered
 ----------------------------------------------    -----------------------
Sinking fund debentures:  8-5/8%, due 1995         New York Stock Exchange
Sinking fund debentures:  6-1/4%, due 1998         New York Stock Exchange
Sinking fund debentures:  9%, due 2004             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:

                                  None
                                  ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                              ---    ---

     As of January 20, 1995 the number of shares outstanding of the registrant's capital stock was 1,000.

                   Document Incorporated by Reference
                   ----------------------------------

Navistar Financial Corporation 1994 Annual Report on Form 10-K (Part IV)

     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         <PAGE 2>

                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.

                                 FORM 10-K


                       Year Ended October 31, 1994

                                  INDEX
                                                                 10-K Page
                                                                 ---------
PART I

  Item 1.  Business ...........................................       3
  Item 2.  Properties .........................................      11
  Item 3.  Legal Proceedings ..................................      11
  Item 4.  Submission of Matters to a Vote
             of Security Holders (A) ..........................      13

PART II

  Item 5.  Market for Registrant's Common Equity
              and Related Stockholder Matters ................       13
  Item 6.  Selected Financial Data (A) .......................       13
  Item 7.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition        14
  Item 8.  Financial Statements and Supplementary Data .......       23
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..........       62

PART III

  Item 10.  Directors and Executive Officers
              of the Registrant (A) ..........................       62
  Item 11.  Executive Compensation (A) .......................       62
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management (A) .............................       62
  Item 13.  Certain Relationships and Related Transactions (A)       62

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K .........................      63

INDEPENDENT AUDITORS' REPORT ..................................      60

INDEPENDENT AUDITORS' CONSENT .................................      61

SIGNATURES

  Principal Accounting Officer ................................      64
  Directors ...................................................      65

POWER OF ATTORNEY .............................................      65

SCHEDULES .....................................................     F-1

EXHIBITS ......................................................     E-1

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Corporation and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

         <PAGE 3>
                                  PART I

ITEM 1.  BUSINESS

     Navistar International Transportation Corp. hereinafter referred to as "the Company" and "Transportation," is the wholly-owned subsidiary of a holding company, Navistar International Corporation, hereinafter referred to as "Navistar" and the "Parent Company."

     Transportation operates in one principal business segment, the manufacture and marketing of Class 5 through 8 diesel trucks, including school bus chassis, mid-range diesel engines and service parts in the United States and Canada and in selected export markets. Transportation is the industry market share leader in the combined Class 5 through 8 truck market in the United States and Canada, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student
transportation markets.   Transportation also produces mid-range diesel
engines for use in its Class 5, 6 and 7 medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 951 dealer and distribution outlets in the United States and Canada. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial". See "Important Supporting Operations".

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The market in which Transportation competes is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency and the specifications of equipment.

     The following table shows retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1994, in thousands of units.
                                           YEARS ENDED OCTOBER 31,
                                           -----------------------

                                  1994     1993     1992     1991     1990
                                  ----     ----     ----     ----     ----

Class 5, 6 and 7 medium trucks
  and school bus chassis .....   134.2    122.5    118.3    120.1    149.8
Class 8 heavy trucks .........   205.4    166.4    125.2    109.0    139.0
                                 -----    -----    -----    -----    -----
  Total ......................   339.6    288.9    243.5    229.1    288.8
                                 =====    =====    =====    =====    =====

     Source: Based upon monthly data by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada and other sources.

         <PAGE 4>

     The truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competitiveness, which is expected to continue, results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling and utility and a comprehensive distribution system.

TRANSPORTATION MARKET SHARE

     Transportation delivered 91,600 Class 5 through 8 trucks in the United States and Canada in fiscal 1994, a 15% increase from the 79,800 in 1993. Transportation's combined share of the Class 5 through 8 truck market in 1994 was 27%. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school bus chassis, in the United States and Canada in each of its last 14 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product based on dollar amount:

                                           YEARS ENDED OCTOBER 31,
                                          --------------------------

PRODUCT CLASS                             1994       1993       1992
- -------------                             ----       ----       ----

Class 5, 6 and 7 medium trucks
  and  school bus chassis ....             32%        31%        36%
Class 8 heavy trucks .........             42         44         39
Service parts ................             14         14         15
Engines ......................             12         11         10
                                          ---        ---        ---

  Total ......................            100%       100%       100%
                                          ===        ===        ===

     Transportation offers a full line of Class 5 through 8 trucks, with the objective of serving the customer better and more effectively by addressing requirements for increased performance and value. Transportation has made continuing improvements in its Class 8 heavy truck image. In 1994, new products were introduced including integrated sleeper cabs (Pro Sleeper) in four sizes, anti-lock brakes as standard equipment on 9000 series conventionals and cabovers, and changes in the 5000 series of trucks (Paystar) which improve weight distribution. In addition, the new T444E diesel engine was introduced in 1994 as the first fully electronic mid-range diesel engine produced. This engine will further enhance Class 5, 6 and 7 medium truck operating performance and life.

         <PAGE 5>

     Transportation was recognized at the industry's largest trade show of the year by winning the award for the "Most Significant Powered Vehicle" for the 9200 Premium Conventional tractor with the all-new 51" Hi-Rise Pro Sleeper. According to a recent survey conducted by J. D. Power and Associates on 1994 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product and service for Class 5, 6 and 7 medium conventional trucks for the second consecutive year.

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Chassis are sold through dealers and national account managers for delivery to the ultimate customers: school districts and contractors. Transportation manufactures chassis for conventional school buses, as well as chassis for use in small capacity buses designed to meet the needs of disabled students. In addition to its traditional chassis business, Transportation has invested in American Transportation Corporation (AmTran), a manufacturer of school bus bodies. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers the potential for improved production and marketing efficiencies and a reduction in the school bus order cycle.

     Transportation offers only diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers however, in 1994, it began offering the new T444E engine for use in its heavy trucks. Class 5, 6 and 7 medium trucks are powered by diesel engines manufactured by Transportation. In 1993, Transportation launched its all new world class series of in-line six cylinder diesel engines for bus and Class 5 through 8 truck models. Transportation is the leading supplier of mid-range diesel engines in the 150-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 81% of all medium truck shipments for fiscal year 1994 in the United States and Canada.

     Transportation's truck manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

         <PAGE 6>

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1994.

                                        YEARS ENDED OCTOBER 31,
                                        -----------------------

                                1994     1993     1992     1991    1990
                              -------  -------  -------  -------  -------

Production units ............  94,993   88,274   73,901   70,502   80,737
Total production capacity ... 112,966  106,032  106,088  106,762  114,402
Capacity utilization ........    84.1%    83.3%    69.7%    66.0%    70.6%

     Total production capacity varies as a result of changes in the number of days of production during a year as well as changes in production constraints.

ENGINE & FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers. Production in 1994 totalled 192,400 units, an increase of 9.7% from the 175,500 units produced in 1993.

     Transportation has completed a major capital investment in its engine products and facilities to manufacture a new generation of mid-range diesel engines in both the in-line six cylinder and V-8 configurations. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, longer life, and meet current emission requirements through 1997. The engines are offered in a wider horsepower range than previously offered, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base. Transportation believes that its family of diesel engines, each designed to provide superior performance in customer applications, offers both the lowest cost of ownership and excellent value to its customers.

     In September 1993, Transportation introduced three new in-line six cylinder engines that replaced its long-standing DT family of engines in International Class 5, 6 and 7 medium trucks. These new engines, the DT 466 [175-230 HP], DT 466 High Torque [195-250 HP] and the International 530 [250-300 HP] offer displacements of 466 and 530 cubic inches. These in-line six cylinder products feature 20 percent longer life as a result of larger main and rod bearings, stronger crankshafts, and gear driven accessories. In 1995, full electronic control of the fuel system will be incorporated into three new six-cylinder engine models, the DT 466E, DT 466E High Torque and International 530E. These electronically controlled engines will offer the customer a flexible array of features such as cruise control, self diagnostics and an engine protection system.

         <PAGE 7>

     Transportation is the first to offer a totally electronic mid-range diesel engine family which meets emissions standards without the use of catalytic converters. With the introduction of the 8.7 Liter 530 and 530E engines, Transportation offers to customers who, in the past have only been able to purchase larger 10 Liter class engines, a lighter-weight, more cost-effective product.

     In February 1994, Transportation replaced the 7.3 Liter V-8 diesel engine with an entirely new product. The T444E is a 444 cubic inch V-8 engine with an electronically controlled fuel injection system. This new diesel engine offers significant customer advantages, with a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque when compared to Transportation's 7.3 Liter V-8 product. The new V-8 also meets current emissions requirements cost-effectively and includes such optional features as electronic cruise control, electronically controlled power take-off and diagnostic capabilities.

    Based on U.S. registrations published by R.L. Polk & Company, the T444E electronically controlled diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, a light truck version, marketed as the 7.3 Liter Direct Injection Diesel, has had significant external sales. Transportation has entered into an agreement to supply this new V-8 product to a major automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently accounts for approximately 88% of Transportation's 444E sales. Shipments to all original equipment manufacturers totalled a record 130,600 units in 1994, an increase of 11% from the 118,200 units shipped in 1993.

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1994.

                                        YEARS ENDED OCTOBER 31,
                                        -----------------------

                                1994     1993     1992     1991    1990
                              -------  -------  -------  -------  -------

Engine production units ..... 192,446  175,464  148,991  126,103  160,434
Total production capacity ... 188,000  166,260  166,260  166,720  166,720
Capacity utilization ........   102.4%   105.5%    89.6%    75.6%    96.2%

     Total production capacity varies as a result of changes in product mix.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas.
Transportation has entered into an agreement with Detroit Diesel
Corporation to develop a natural gas engine based on Transportation's new V-8 engine and Detroit Diesel's electronic alternative fuel technology.

         <PAGE 8>

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin and to the maintenance of its Class 5 through 8 truck and engine customer base. In the United States and Canada, Transportation operates seven regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of the United States and Canada. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1994, service parts sales increased as a result of higher net selling prices, export business expansion and growth in dealer and national accounts.

MARKETING AND DISTRIBUTION

     United States and Canadian Operations. Transportation's truck products are distributed in virtually all key markets in the United States and Canada through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in the United States and Canada was composed of 951, 950 and 952 dealers and retail outlets at October 31, 1994, 1993 and 1992, respectively. Included in these totals were 473, 467 and 460 secondary and associate locations at October 31, 1994, 1993 and 1992, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. A national account sales group is responsible for 155 major national account customers.

     Transportation's 10 retail and 4 wholesale used truck centers in the United States and Canada provide sales and trade-in benefits to its dealers and retail customers.

     International Operations. Transportation exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world. In 1994, 5,100 trucks were exported while 5,300 trucks were exported in 1993. Cumulatively, from 1986 through 1994, Transportation was the leading North American exporter of Class 6-8 trucks, according to data provided by the AAMA.

     In Mexico, Transportation has an agreement with DINA Camiones, S.A.
(DINA) to supply product technology, components and technical services for assembly of DINA trucks and buses. In 1994, Transportation exported almost 10,000 engines to DINA, bringing the total engines shipped to approximately 30,000 over the past three years. Transportation also has initiated sales of the in-line six cylinder family of mid-range diesel engines to Perkins Group, Ltd., of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

         <PAGE 9>

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and to a lesser extent lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During fiscal 1994 and 1993, Navistar Financial provided wholesale financing for 93% and 90%, respectively, of the new truck units sold by Transportation
to its dealers and distributors in the United States.   Navistar Financial
also provided retail financing in fiscal 1994 for approximately 15% of the new truck units sold by Transportation and its dealers and distributors in the United States, unchanged from fiscal 1993.

     Navistar Financial's wholly-owned insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     Third Party Sales Financing Agreements.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During fiscal 1994 and 1993, Associates provided 7% and 10%, respectively, of the wholesale financing utilized by Transportation's dealers and distributors.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

     Foreign Insurance Subsidiaries.   Harbour Assurance Company of
Bermuda Limited offers a variety of programs to Transportation, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various Transportation policies. The company writes minimal third party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New products are introduced and improvements are made, in accordance with operating plans and market requirements and not on a predetermined cycle.

     During 1994, capital expenditures totalled $87 million. Major program expenditures included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture mid-range diesel engines used in trucks and school bus chassis manufactured by Transportation and also sold to original equipment manufacturers. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

         <PAGE 10>

     During 1993, capital expenditures totalled $110 million. Major product program expenditures included investment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture a new series of mid-range diesel engines for use within Transportation's truck products and for sale to original equipment manufactures. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations. In 1992, capital expenditures were $55 million.

     Product development is an ongoing process at Transportation.
Research and development activities are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture. Spending for company-sponsored activities totalled $95 million in 1994 and 1993 and $90 million in 1992.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:

              AT OCTOBER 31      MILLIONS OF DOLLARS       UNITS
              -------------      -------------------       ------

                  1994 ......          $ 4,197             64,841
                  1993 ......          $ 1,353             23,939
                  1992 ......          $ 1,124             20,456

     Although the backlog of unfilled orders is one of many indicators of market demand, many factors may affect point-in-time comparisons such as changes in production rates, available capacity, new product introductions and competitive pricing actions.

EMPLOYEES

    The following table summarizes employment levels as of the end of fiscal years 1992 through 1994:
                                                           TOTAL
              AT OCTOBER 31                              EMPLOYMENT
              -------------                              ----------

                  1994 .......................             14,909
                  1993 .......................             13,611
                  1992 .......................             13,944

     To meet the increased customer demand, additional production workers were employed at the Chatham, Ontario and Springfield, Ohio Truck
Facilities and at the Melrose Park, Illinois and Indianapolis, Indiana Engine Facilities.

         <PAGE 11>

LABOR RELATIONS

     At October 31, 1994, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,278 of Transportation's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,873 active employees in Canada. Other unions represented 1,015 active employees in the United States and Canada. Transportation entered into collective bargaining agreements with the UAW and CAW in 1993 which expire on October 1, 1995 and October 24, 1996, respectively.

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

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, Transportation's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, contingent business interruption insurance is maintained for storms, fire and water damage. In 1994, as a result of industry-wide growth and demand, several suppliers experienced capacity constraints which created interruptions in the flow of supplies to Transportation.

         <PAGE 12>

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. Transportation believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, Transportation has incurred significant research and tooling costs to totally redesign its engine product lines to meet United States Environmental Protection Agency (U.S.
EPA) and California Air Resources Board (CARB) emission standards effective in the 1994 model year. Transportation faces significant additional outlays through 1998 to meet further tightening of these standards. Transportation expects that its diesel engines will be able to meet all of these standards in the required time-frame. However, compliance with California's 1998 Ultra-Low-Emission Vehicle (ULEV) standards for medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating - GVWR) will require the use of alternative fuels. Transportation expects to have products available to meet these standards prior to 1998.

     Emissions regulations in Canada and Mexico are similar, but not identical, to the U.S. federal regulations. Although Canada's regulations impose standards equivalent only to the U.S. standards for the 1990 model year, diesel engine manufacturers, including Transportation, have voluntarily signed several memorandums of understanding with the Canadian federal government, agreeing to sell only engines meeting the 1994 U.S. emission standards in model years 1995 to 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel. The Mexican government is expected to complete the conversion of diesel fuel supplies nationwide to low-sulfur fuel in mid-1995.

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and Transportation therefore works closely with original equipment manufacturers to develop strategies to reduce engine noise. Transportation is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. Transportation believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for the Wisconsin Steel and Solar Turbine sites.

         <PAGE 13>

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

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS
- ---------------------

     Beginning in March 1984, Transportation received several enforcement notices from the U.S. EPA, all of which relate to Transportation's painting activities at its Springfield, Ohio assembly and body plants.
The notices alleged that these painting activities violated the Federal Clean Air Act because the paint contained volatile organic compounds (VOC) in greater quantities than permitted under applicable Ohio regulations (the VOC Regulations). In an administrative action instituted under
Section 120 of the Clean Air Act, begun in September 1984, U.S. EPA sought to recover a noncompliance penalty, measured as the costs allegedly saved by Transportation by not complying with the VOC Regulations at the assembly plant.

     In a court action instituted under Section 113(b) of the Clean Air Act, the United States filed civil complaints pertaining to the assembly plant (filed on April 30, 1985) and the body plant (filed on November 3, 1986) in the U.S. District Court in the Southern District of Ohio. These complaints asked the judge to impose fines of up to $25,000 per violation of the VOC Regulations per day since December 31, 1982. In November 1994, Transportation and U.S. EPA concluded a settlement of both the administrative action and the court action. The settlement included a payment of $2.7 million by Transportation.

OTHER MATTERS
- -------------

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgement in favor of Transportation on virtually all aspects of the case. The bond and related collateral will be released when the order of the Court of Appeals is filed.

         <PAGE 14>

     Transportation and the Economic Development Administration (EDA), a division of the U.S. Department of Commerce reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel property. EDA and Transportation became 90% and 10% beneficiaries, respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation, which in turn will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues as well as reimburse them for a portion of environmental response costs spent by EDA. The Department of Justice must approve the final settlement before the interest in the trust, or the property, is transferred to Transportation.

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

         <PAGE 15>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Intentionally omitted. See the index page of this Report for explanation.


                                  PART II


                                                                 Page
                                                                 ----

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS .......                57

ITEM 6.  SELECTED FINANCIAL DATA

    Intentionally omitted. See the index page to this Report for explanation.

         <PAGE 16>

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Transportation manufactures and markets Class 5 through 8 trucks, including school bus chassis, mid-range diesel engines and service parts in the United States and Canada. These products also are sold to distributors in selected export markets. Its financial services subsidiaries provide wholesale, retail and lease financing, and commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through the independent insurance agency system.

     As discussed in Note 1 to the Financial Statements, finance and insurance operations are materially different from the manufacturing and marketing of trucks, diesel engines and service parts. Therefore, this discussion and analysis reviews separately the operating and financial results of "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial) and other foreign finance and insurance companies.

     Management's discussion and analysis of results of operations should be read in conjunction with the Financial Statements and the Notes to the Financial Statements.

Results of Operations

Significant Events Affecting 1994 Results of Operations

     In July 1993, Transportation implemented a restructured retiree health care and life insurance plan (the Plan) which provides retirees with modified health care and life insurance benefits for life. As part of the restructuring, 25.6 million Class B Common shares, originally valued at $513 million, were purchased by Transportation from the Parent Company and contributed to an independent retiree Supplemental Benefit Trust. In October 1993, the Parent Company completed a public offering of
23.6 million Common shares from which net proceeds of $492 million were realized. The net proceeds were lent to Transportation which used $300 million to pre-fund a portion of the $1,086 million postretirement health care and life insurance benefits liability while the remainder was used for working capital purposes. Implementation of the Plan and the subsequent partial funding reduced 1993 and ongoing postretirement benefits expense.

     In 1993, Transportation recorded a $1,144 million charge for the cumulative effect of changes in accounting policy with the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). See Notes 4 and 5 to the Financial Statements for further information.

         <PAGE 17>

Consolidated

     The components of net income (loss) for the three years ended October 31 are as follows:

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Income (loss) before Supplemental Trust
  contribution and income taxes ..........   $     62  $     51  $   (151)
Supplemental Trust contribution:
  - Manufacturing ........................          -      (509)        -
  - Financial Services ...................          -        (4)        -
Income tax expense .......................        (22)      (19)      (15)
                                             --------  --------  --------

Income (loss) of continuing operations ...         40      (481)     (166)
Loss of discontinued operations ..........        (33)        -       (65)
Cumulative effect of accounting changes ..          -    (1,144)        -
                                             --------  --------  --------
Net income (loss) ........................   $      7  $ (1,625) $   (231)
                                             ========  ========  ========

     As a result of the strong demand for trucks, diesel engines and service parts, consolidated sales and revenues of $5,330 million in 1994 were 13% higher than the $4,715 million reported in 1993 and 37% above the $3,892 million reported in 1992.

     Reflecting the sales and revenues increase and lower postretirement benefits costs, the Company reported income before income taxes and discontinued operations of $62 million for 1994, an increase from the $51 million reported in 1993 prior to the Supplemental Trust contribution, and $213 million above the $151 million loss for 1992. Net income of $7 million in 1994 included a $33 million charge to discontinued operations recorded in the fourth quarter for environmental liabilities at production facilities of two formerly owned businesses. In accordance with a tax agreement between Transportation and the Parent Company, see Note 5 to the Financial Statements, a $13 million tax benefit relating to the $33 million charge was recorded on the Parent Company's Statement of Income
(Loss). Further discussion of this charge is provided in Note 6 to the Financial Statements.

     For 1993, the loss of continuing operations was $481 million after the one-time charge of $513 million for the Supplemental Trust contribution, and income tax expense of $19 million. The net loss for 1993 of $1,625 million included the $1,144 million charge for the cumulative effect of adoption of SFAS 106 and SFAS 109. The net loss of $231 million for 1992 included a $65 million charge to discontinued operations for the settlement of suits brought by the Pension Benefit Guaranty Corporation related to a previously owned business.

         <PAGE 18>

Manufacturing

     The components of Manufacturing income (loss), excluding Financial Services and before income taxes, are as follows:

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Income before Supplemental Trust
  contribution and income taxes ..........   $      2  $    (14) $   (203)
Supplemental Trust contribution ..........          -      (509)        -
                                             --------  --------  --------

Income (loss) before income taxes ........   $      2  $   (523) $   (203)
                                             ========  ========  ========

     Manufacturing, excluding Financial Services, reported income before income taxes of $2 million, a $16 million increase from the $14 million loss reported in 1993 before the one-time Supplemental Trust contribution. The improvement in 1994 operating results over 1993 reflects record sales of Class 8 heavy trucks and mid-range diesel engines. Sales of Class 5, 6 and 7 medium trucks and service parts also increased. The year-over-year earnings improvement includes a $37 million reduction in postretirement benefits expense to $171 million as a result of the restructured postretirement health care and life insurance benefit plan and a $300 million pre-funding of a portion of the remaining postretirement liability in the 1993 fourth quarter. The increase in operating income in 1993 over 1992 is attributable to the higher sales volume, improved selling prices and programs implemented to reduce the Company's cost structure. The $203 million loss before income taxes in 1992 included a $47 million charge for two voluntary product recalls.

     Sales and Revenues. As a result of continued improvement in the economies of the United States and Canada, 1994 industry retail sales of Class 5 through 8 trucks totalled 339,600 units, an 18% growth from 1993 and 39% above the 243,500 units sold in 1992. Class 8 heavy truck industry sales increased 24% from the 1993 level to 205,400 units as a result of broad based demand from owner/operators and large fleet customers. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 10% to 134,200 units reflecting increased demand across a wide variety of vocations including maintenance leasing, government and beverage. Industry sales of school bus chassis, which accounted for about 22% of the medium truck market, increased 6% from 1993 and 9% from 1992.

     Transportation's sales of trucks, diesel engines and service parts for 1994 totalled $5,153 million, 14% above the $4,510 million reported for 1993 and 40% higher than the $3,685 million recorded in 1992. Truck shipments totalled 95,000 units in 1994, an increase of 9% and 30% from 1993 and 1992, respectively. Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market in 1994 with a 27.0% market share.

         <PAGE 19>

     To take advantage of current demand, Transportation took several measures to increase truck production during 1994. During the second quarter of 1994, Transportation added a second production shift at the Chatham, Ontario truck assembly facility to increase production of its premium conventional Class 8 heavy trucks. In the third quarter of 1994, Transportation employed additional production workers at its Springfield, Ohio truck facilities to increase production of Class 5, 6 and 7 medium trucks.

     Shipments of mid-range diesel engines by Transportation to original equipment manufacturers during 1994 were a record 130,600 units, an 11% increase from 1993 and a 34% improvement over 1992. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.
To meet increased demand, additional production workers were employed at both the Melrose Park, Illinois and Indianapolis, Indiana engine facilities.

     Service parts sales, following an 11% growth in 1993 to $632 million, experienced a further increase of 13% to $714 million in 1994. The improvement in sales during the two year period was principally driven by higher sales to dealer and national retail accounts, export business expansion and higher selling prices.

     Other income increased to $18 million in 1994 from $10 million in 1993 and $12 million in 1992 as a result of increased earnings on higher cash, cash equivalent and marketable securities balances.

     Operating Costs and Expenses. Manufacturing gross margin (sales less cost of sales) was 12.7% of sales in 1994 compared with 13.1% in 1993 and 13.2% in 1992, excluding one-time product recall expenses. The favorable impact on gross margin from the higher 1994 sales volume was more than offset by a $28 million increase in the provision for payment to employees as required by Transportation's profit sharing agreements, additional costs to meet customer delivery commitments and excess costs incurred with the introduction of new truck and engine products. Factors which led to the change in gross margin between 1993 and 1992 included higher sales volume, improved price realization and the impact of cost improvement programs offset by increases in purchased material and labor costs and a higher level of startup costs for new products.

     Postretirement benefits, which include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents totalled $171 million in 1994. Pension expense of $107 million in 1994 was about level with 1993 and 1992. A 37% reduction in postretirement health care and life insurance expense from $102 million in 1993 to $64 million in 1994 was primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993. A similar 30% reduction in such costs was achieved between 1993 and 1992 as a result of the implementation of the restructured retiree benefit plan in 1993, partially offset by an increase in expense as a result of the adoption of SFAS 106.

         <PAGE 20>

     In 1994, Transportation continued its commitment to allocate resources for improvement of existing products and processes and the development of new truck and diesel engine products. Engineering expense increased to $97 million in 1994 from $94 million in 1993 and $92 million in 1992 reflecting the development and introduction of new heavy truck products, a new series of diesel engines as well as continuing development of existing products.

     Marketing and administrative expense of $237 million was 3% higher than in 1993 primarily as a result of higher sales and distribution expense and the provision for payment to employees as provided by the Company's management incentive program. Interest expense of $100 million was $71 million higher than in 1993 and $88 million higher than in 1992. The increase is the result of interest payments on obligations to the Parent Company. Finance service charges on sold receivables increased to $66 million, an 18% increase over 1993 and 27% higher than 1992, as a result of higher truck sales and increased interest rates.

Financial Services

     Income of the subsidiaries comprising Financial Services is as follows:

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Navistar Financial Corporation:
  Finance Operations .....................   $     50  $     52  $     36
  Insurance Operations ...................          5         1        10
  Supplemental Trust contribution ........          -        (4)        -
                                             --------  --------  --------
    Total Navistar Financial .............         55        49        46

Foreign Subsidiaries .....................          5        12         6
                                             --------  --------  --------

    Total income before income taxes .....         60        61        52
Income tax expense .......................        (22)      (22)      (20)
                                             --------  --------  --------

Income before cumulative effect
  of accounting changes ..................         38        39        32
Cumulative effect of accounting changes ..          -        (9)        -
                                             --------  --------  --------

Net income ...............................   $     38  $     30  $     32
                                             ========  ========  ========

         <PAGE 21>

     Navistar Financial's income before income taxes in 1994 was $55 million, a 12% increase from $49 million in 1993, which included a $4 million one-time charge for Navistar Financial's portion of the Supplemental Trust contribution. Finance Operations' income in 1994 was $2 million lower than 1993 as a result of lower margins on retail financing as rising interest costs could not be offset fully by increased retail note pricing. The decline in retail note income was offset in part by an increased volume of wholesale financing to support the increased demand for trucks. Navistar Financial's insurance subsidiary's income increased $4 million over 1993 as a result of improved underwriting results on truck liability insurance. The increase in Navistar Financial's income before income taxes between 1993 and 1992 was primarily the result of higher gains on sales of retail notes, partially offset by higher loss experience in the insurance subsidiary and the Supplemental Trust contribution.

     Earnings from the foreign finance subsidiaries decreased to $5 million in 1994 from $12 million in 1993 as earnings in 1993 included a one-time benefit of $6 million resulting from lower loss reserve requirements.

     Navistar Financial revenue for 1994 was $210 million, 9% below 1993 as a higher proportion of retail notes were financed through the sale of receivables. When receivables are sold only the net gains on the sales, rather than the individual components of revenue and expense, are reported in the Statement of Income (Loss). The decrease in retail note and lease revenue resulting from the receivable sales was partially offset by higher average wholesale note and account balances, improved average yields as a result of a higher prime interest rate and increased income from servicing fees on sold notes. Navistar Financial's revenues were unchanged between 1993 and 1992.

     Interest expense for Navistar Financial declined to $63 million in 1994 from $75 million in 1993 and $82 million in 1992. The decrease between 1994 and 1993 was the result of reduced debt required to finance the lower level of owned retail receivables, offset in part by higher interest rates. The decline in interest expense between 1993 and 1992 was primarily the result of lower interest rates.

Liquidity and Capital Resources

Consolidated

     Total cash, cash equivalents and marketable securities of Transportation amounted to $624 million and $493 million at October 31, 1994 and 1993, respectively. At October 31, 1994 and 1993, approximately $138 million and $133 million in marketable securities, respectively, were held by the Company's insurance subsidiaries and not available for general corporate purposes.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

         <PAGE 22>

Manufacturing

     Liquidity available to Manufacturing is summarized below.

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Cash and cash equivalents ................   $    396  $    262  $    125
                                             ========  ========  ========

Cash, cash equivalents
  and marketable securities ..............   $    428  $    316  $    132
                                             ========  ========  ========

     The following is a summary of Manufacturing's cash flow for fiscal
1994.

Millions of dollars                                      1994
- ---------------------------------------------------------------
Cash and cash equivalents
  provided by (used in):
    Operations ...........................             $    150
    Investment programs ..................                   58
    Financing activities .................                  (74)
                                                       --------

Increase in cash and cash equivalents ....             $    134
                                                       ========

     Operations. In 1994, operations provided $150 million in cash as follows:

Millions of dollars                                      1994
- -------------------------------------------------------------------------

Net income ...............................                       $      7
Items not affecting cash:
  Loss of discontinued operations                                      33
  Depreciation and other items ...........                             48
Change in operating assets
  and liabilities:
    Increase in receivables ..............   $    (51)
    Increase in inventories ... ..........        (19)
    Increase in accounts payable .........         87
    Increase in accrued liabilities/other.         45                  62
                                             --------            --------

Cash provided by operations ..............                       $    150
                                                                 ========

         <PAGE 23>

     The loss of discontinued operations reflects a charge to income taken in the 1994 fourth quarter for environmental liabilities at production facilities of two formerly owned businesses, with cash expenditures to occur in future periods. Receivables are higher as a result of the increase in Transportation's sales and the cessation of the sale of certain receivables. The changes in inventories and accounts payable reflect higher truck and engine production schedules in 1994. The increase in accrued liabilities is a result of the provision for payment to employees as required by Transportation's profit sharing agreements as well as the timing of the payment of other liabilities.

     Investment programs. Investment programs provided $58 in cash during 1994 primarily reflecting $87 million in proceeds from a sale/leaseback agreement, the return of $30 million in cash used to collateralize a bond related to a legal proceeding and a $22 million net decrease in marketable securities offset by capital expenditures of $87 million.

     Financing programs. Cash used for financing programs in 1994 consisted of $42 million used for principal payments on long-term debt and $32 million in payments on a loan due the Parent Company.

     Management's discussion of the future liquidity of manufacturing operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     The Financial Services subsidiaries provide product financing and insurance coverage to Transportation's dealers and retail customers. Historically, funds to finance Transportation's products come from a combination of commercial paper, short and long-term bank borrowings, medium and long-term debt issues, sales of receivables and equity capital. Navistar Financial's current debt ratings have made commercial paper, short-term bank borrowings and sales of finance receivables the most economic sources of cash. During 1994, receivable sales were a significant source of funding for Navistar Financial. Insurance operations are funded from premiums and income from investments.

     Liquidity available to Financial Services is summarized below.

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Cash and cash equivalents ...............    $     58  $     44  $    103
                                             ========  ========  ========

Cash, cash equivalents
  and marketable securities .............    $    196  $    177  $    246
                                             ========  ========  ========

         <PAGE  24>

     The cash flow for Financial Services for 1994 is summarized as follows:

Millions of dollars                                      1994
- ---------------------------------------------------------------
Cash and cash equivalents
  provided by (used in):
    Operations ..........................              $     20
    Investment programs .................                   130
    Financing activities ................                  (136)
                                                       --------

Increase in cash and cash equivalents ...              $     14
                                                       ========

     Operations. Operations provided $20 million in cash in 1994 primarily from net income of $38 million, offset by other non-cash items principally $12 million in gains on sales of receivables. Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers compared with 90% in 1993 and 89% in 1992. Navistar Financial's share of retail financing of new trucks sold to customers in the United States was 15.3% in 1994 and 1993 up from 13.7% in 1992.

     Investment programs. The Financial Services' investment programs provided $130 million in cash principally as a result of the sale of retail notes.

     Financing programs. Financial Services used $136 million in 1994 for financing activities. Working capital needs are funded through a combination of short-term bank borrowings, commercial paper and a bank revolving credit facility. During 1994, there was a net decrease in debt of $108 million and cash dividends of $28 million paid to Transportation.

     At October 31, 1994, Navistar Financial had contractually committed facilities of $1,327 million consisting of a bank revolving credit facility of $727 million and a retail notes receivable purchase facility of $600 million. Unused commitments under the credit and purchase facilities were $595 million, $419 million of which was used to back short-term debt at October 31, 1994. The remaining $176 million, when combined with unrestricted cash and cash equivalents, made $204 million available to fund the general business purposes of Navistar Financial at October 31, 1994. In November 1994, Navistar Financial amended and restated its $727 million bank revolving credit facility. See Note 14 to the Financial Statements.

     In addition to its committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sales of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of Financial Services operations is included in the Business Outlook section of Management's Discussion and Analysis.

         <PAGE 25>

Environmental Matters

     As disclosed in Notes 6 and 18 to the Financial Statements, a $33 million charge was recorded as a loss of discontinued operations. The charge was related to environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel in Chicago, Illinois and Solar Turbines, Inc. in San Diego, California.

     In November 1994, a settlement was reached with the United States Environmental Protection Agency for both the administrative action and the court action related to enforcement notices regarding emissions of volatile organic compounds from painting activities at Transportation's Springfield, Ohio assembly and body facilities. The settlement included a payment of $2.7 million which was accrued as of October 31, 1994.

     In addition, Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law commonly known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former Company locations. The Superfund law requires environmental investigation and/or cleanup where waste products from various manufacturing processes and operations have been stored, treated or disposed.

     Based on information available to Transportation which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site, as well as cost estimates from PRP's and/or Federal or State regulatory agencies, for the investigation and cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the costs. Transportation believes that, based on these calculations, its share of the costs for each site, other than the Wisconsin Steel and Solar sites, is not material. The anticipated cleanup costs of current PRP actions at October 31, 1994, and the environmental cleanup costs of the Wisconsin Steel and Solar Turbine sites, are reflected in Transportation's $31 million accrued liability. Transportation reviews its accruals as additional information becomes available.

Business Outlook

     Based on current record order backlogs, order receipt trends and key market indicators, Transportation currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 151,000 units, a 12% increase from 1994, while Class 8 heavy truck demand is forecast at 205,000 units, level with 1994. Diesel engine shipments by Transportation to original equipment manufacturers in 1995 are expected to be approximately 161,600 units, or 24% higher than 1994. Sales of service parts by Transportation are forecast to grow 6% to $755 million.

          <PAGE 26>

     Transportation's focus in 1995 will be to further improve product gross margins through increased manufacturing productivity and lower design and material costs.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements, interest payments and capital expenditures. In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of Transportation's dealers and customers.

         <PAGE 27>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index To Financial Statements



                                                                 Page
                                                                 ----


Navistar International Transportation Corp.:

Statement of Income (Loss) ....................................   28
Statement of Financial Condition ..............................   29
Statement of Cash Flow ........................................   30
Statement of Shareowner's Equity ..............................   32
Notes to Financial Statements .................................   33
Independent Auditors' Report ..................................   65

Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1994, 1993 and 1992 appearing on pages 9 through 11 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1994, Commission No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28.1 to this Form 10-K.

     Financial information regarding all Transportation subsidiaries engaged in finance and insurance operations, including Navistar Financial Corporation, appears as supplemental information to the Financial
Statements of Navistar International Transportation Corp. which follow.

         <PAGE 28>

STATEMENT OF INCOME (LOSS)
- --------------------------------------------------------------------------
For the Years Ended October 31 (Millions of dollars)

                                     Navistar International
                                    Transportation Corp. and
                                    Consolidated Subsidiaries                    Manufacturing*          Financial Services*
                                    -------------------------               ------------------------   ------------------------
                                                                 Note
                                      1994     1993     1992     Reference   1994     1993     1992     1994     1993     1992
                                     ------   ------   ------    ---------  ------   ------   ------   ------   ------   ------
Sales and revenues
Sales of manufactured product ....   $5,153   $4,510   $3,685               $5,153   $4,510   $3,685   $    -   $    -   $    -
Finance and insurance revenue ....      152      181      177                    -        -        -      202      223      217
Other income .....................       25       24       30                   18       10       12       12       14       18
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
    Total sales and revenues .....    5,330    4,715    3,892                5,171    4,520    3,697      214      237      235
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
Costs and expenses
Cost of products and services sold    4,500    3,923    3,249                4,498    3,917    3,246        2        6        3
Postretirement benefits ..........      172      209      255    Note 4        171      208      254        1        1        1
Supplemental Trust contribution ..        -      513        -    Note 14          -     509        -        -        4        -
Engineering expense ..............       97       94       92                   97       94       92        -        -        -
Marketing and
  administrative expense .........      264      257      274                  237      230      244       27       27       30
Interest expense .................      165      108       99                  100       29       12       70       79       87
Financing charges
  on sold receivables ............       16       14       12                   66       56       52        -        -        -
Insurance claims
  and underwriting expense .......       54       59       62                    -        -        -       54       59       62
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
  Total costs and expenses .......    5,268    5,177    4,043                5,169    5,043    3,900      154      176      183
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
Income (loss) before income taxes
  Manufacturing ..................        -        -        -                    2     (523)    (203)       -        -        -
  Financial Services .............        -        -        -                   60       61       52        -        -        -
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
    Income (loss)
      before income taxes ........       62     (462)    (151)                  62     (462)    (151)      60       61       52
    Income tax expense ...........      (22)     (19)     (15)   Note 5        (22)     (19)     (15)     (22)     (22)     (20)
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
Income (loss) of continuing
  operations .....................       40     (481)    (166)                  40     (481)    (166)      38       39       32

Loss of discontinued operations ..      (33)       -      (65)   Note 6        (33)       -      (65)       -        -        -
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
Income (loss) before
  cumulative effect of changes
  in accounting policy ...........        7     (481)    (231)                   7     (481)     (231)     38       39       32
Cumulative effect of changes                                     Notes 4
  in accounting policy ...........        -   (1,144)       -    & 5             -   (1,144)       -        -       (9)       -
                                     ------   ------   ------               ------   ------   ------   ------   ------   ------
Net income (loss) ................   $    7  $(1,625)  $ (231)              $    7  $(1,625)  $ (231)  $   38   $   30   $   32
                                     ======   ======   ======               ======   ======   ======   ======   ======   ======

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

         <PAGE 29>

STATEMENT OF FINANCIAL CONDITION
- ------------------------------------------------------------------------------
As of October 31 (Millions of dollars)
- ------------------------------------------------------------------------------

                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries                Manufacturing*         Financial Services*
                                          -------------------------  Note        ------------------       ------------------
                                              1994        1993       Reference    1994        1993         1994        1993
                                             ------      ------      ---------   ------      ------       ------      ------
ASSETS
- -----------------------------------
Cash and cash equivalents ...............    $  454      $  306                  $  396      $  262       $   58      $   44
Marketable securities ...................       170         187      Note 7          32          54          138         133
Receivables, net ........................     1,521       1,552      Note 8         180         125        1,351       1,443
Inventories .............................       429         411      Note 9         429         411            -           -
Prepaid pension assets ..................        63          82      Note 4          62          81            1           1
Property and equipment, net .............       578         636      Note 10        549         608           29          28
Equity in Financial Services
  subsidiaries ..........................         -           -                     249         241            -           -
Investments and other assets ............       163         224                     149         201           14          23
Intangible pension assets ...............       309         340                     309         340            -           -
                                             ------      ------                  ------      ------       ------      ------
Total assets ............................    $3,687      $3,738                  $2,355      $2,323       $1,591      $1,672
                                             ======      ======                  ======      ======       ======      ======


LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------

Liabilities
Accounts payable ........................    $  836      $  754      Note 12     $  779      $  685       $   70      $   85
Accrued liabilities .....................       437         383      Note 13        405         359           29          24
Short-term debt .........................       558         213      Note 14         39          58          519         155
Long-term debt due Parent Company .......       932         971      Note 14        932         971            -           -
Long-term debt ..........................       696       1,194      Note 14        124         150          572       1,044
Other long-term liabilities .............       290         282      Note 15        281         273            9           9
Loss reserves and unearned premiums .....       136         107                       -           -          136         107
Postretirement benefits liability .......     1,299       1,352      Note 4       1,292       1,345            7           7
                                             ------      ------                  ------      ------       ------      ------
    Total liabilities ...................     5,184       5,256                   3,852       3,841        1,342       1,431
                                             ------      ------                  ------      ------       ------      ------
Shareowner's equity
Capital stock (1,000 shares issued) .....       785         785      Note 19        785         785          178         178
Retained earnings (deficit) .............    (2,288)     (2,311)                 (2,288)     (2,311)          73          63
Accumulated foreign currency translation
  adjustments and net unrealized holding
  gains (losses) on marketable securities         6           8                       6           8           (2)          -
                                             ------      ------                  ------      ------       ------      ------
Total shareowner's equity ...............    (1,497)     (1,518)                 (1,497)     (1,518)         249         241
                                             ------      ------                  ------      ------       ------      ------

Total liabilities and shareowner's equity    $3,687      $3,738                  $2,355      $2,323       $1,591      $1,672
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

         <PAGE 30>

STATEMENT OF CASH FLOW
                                                                Navistar International
                                                                  Transportation Corp.
                                                              and Consolidated Subsidiaries
                                                         --------------------------------------
For the Years Ended October 31                                                                      Note
(Millions of dollars)                                    1994             1993             1992     Reference
- -------------------------------------------------------------------------------------------------------------
Cash flow from operations
Net income (loss) ...............................     $      7         $ (1,625)        $   (231)
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
  Depreciation and amortization .................           72               75               77
  Supplemental Trust contribution ...............            -              513                -    Note 14
  Equity in earnings of Financial Services,
    net of dividends received ...................            -                -                -
  Allowance for losses on receivables
    and dealer loans ............................           (2)              19               24
  Provision for loss of discontinued operations .           33                -               65    Note 6
  Cumulative effect of changes in accounting
    policy ......................................            -            1,144                -    Notes 4 & 5
  Other, net ....................................          (22)             (16)             (58)
  Change in operating assets and liabilities ....          (64)            (101)              63    Note 3
                                                      --------         --------         --------
  Cash provided by (used in) continuing operations          24                9              (60)
                                                      --------         --------         --------
Cash flow from investment programs
Purchase of retail notes and lease receivables ..         (916)            (770)            (659)
Principal collections on retail notes
  and lease receivables .........................          181              337              409
Sale of retail notes receivables ................          995              558              249    Note 8
Acquisitions (over) under cash collections
  of wholesale notes and accounts receivable ....            -                -                -    Note 3
Purchase of marketable securities ...............         (468)            (265)            (192)
Sales or maturities of marketable securities ....          483              230              210
Proceeds from property sold under sale/leaseback.           87                -                -
Capital expenditures ............................          (87)            (110)             (55)
Net increase in property and equipment
  leased to others ..............................           (5)             (14)              (4)
Base Program Trust pre-funding ..................            -             (300)               -    Note 4
Other investment programs, net ..................           36              (48)             (45)
                                                     ---------         --------         --------
  Cash provided by (used in) investment programs.          306             (382)             (87)
                                                     ---------         --------         --------
Cash flow from financing activities
Issuance of long-term debt ......................          100                -                -
Principal payments on long-term debt ............         (222)            (114)            (170)
Net increase (decrease) in short-term debt ......          344               72             (176)
Increase (decrease) in debt outstanding under
  bank revolving credit facility ................         (372)               -              507
Loan from Navistar International Corporation ....          (32)             493                -
Dividends paid ..................................            -                -                -
                                                      --------         --------         --------
  Cash provided by (used in) financing activities         (182)             451              161
                                                      --------         --------         --------
Cash and cash equivalents
  Increase (decrease) during the year ...........          148               78               14
  At beginning of the year ......................          306              228              214
                                                      --------         --------         --------
Cash and cash equivalents at end of the year ....     $    454         $    306         $    228
                                                      ========         ========         ========

See Notes to Financial Statements.

         <PAGE 31>



         Manufacturing*                              Financial Services*
- ------------------------------------          ----------------------------------

     1994       1993         1992               1994         1993         1992
- --------------------------------------------------------------------------------

$      7     $ (1,625)    $   (231)          $     38     $     30     $     32


      68           69           74                  4            6            3
       -          509            -                  -            4            -

     (10)         (10)         (15)                 -            -            -

      (4)          17           19                  2            2            5
      33            -           65                  -            -            -

       -        1,144            -                  -            9            -
      (6)         (10)         (45)               (16)          (7)         (12)
      62           72          149                 (8)          19          (17)
- --------     --------     --------           --------     --------     --------
     150          166           16                 20           63           11
- --------     --------     --------           --------     --------     --------

       -            -            -               (916)        (770)        (659)

       -            -            -                181          337          409
       -            -            -                995          558          249

       -            -            -               (118)        (187)         (66)
    (409)        (190)         (64)               (59)         (75)        (128)
     431          144           89                 52           86          121
      87            -            -                  -            -            -
     (87)        (110)         (55)                 -            -            -

       -            -            -                 (5)         (14)          (4)
       -         (300)           -                  -            -            -
      36          (48)         (33)                 -            -          (13)
- --------     --------     --------           --------     --------     --------
      58         (504)         (63)               130          (65)         (91)
- --------     --------     --------           --------     --------     --------

       -            -            -                100            -            -
     (42)         (15)         (11)              (180)         (99)        (159)
       -           (3)           8                344           75         (184)

       -            -            -               (372)           -          507
     (32)         493            -                  -            -            -
       -            -            -                (28)         (33)         (20)
- --------     --------     --------           --------     --------     --------
     (74)         475           (3)              (136)         (57)         144
- --------     --------     --------           --------     --------     --------

     134          137          (50)                14          (59)          64
     262          125          175                 44          103           39
- --------     --------     --------           --------     --------     --------
$    396     $    262     $    125           $     58     $     44     $    103
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

         <PAGE 32>

STATEMENT OF SHAREOWNER'S EQUITY                                       Navistar International Transportation
For the Years Ended October 31, 1994, 1993 and 1992                     Corp. and Consolidated Subsidiaries


                                                                          EQUITY (Millions of dollars)
                                                                -------------------------------------------------
                                                                                        ACCUMULATED
                                                     SHARES                             TRANSLATION
                                                   OUTSTANDING             RETAINED     ADJUSTMENT/
                                                     CAPITAL    CAPITAL    EARNINGS     UNREALIZED
                                                      STOCK      STOCK     (DEFICIT)   GAINS/(LOSSES)     TOTAL
                                                    ---------   --------   ---------   --------------   ---------
Balance at October 31, 1991 .......................    1,000    $  785.3   $ (326.2)      $   11.5      $   470.6

  Net loss ........................................        -           -     (231.4)             -         (231.4)
  Adjustment for excess pension liability
    over intangible pension assets ................        -           -        (.8)             -            (.8)
  Translation adjustments .........................        -           -          -           (4.1)          (4.1)
                                                    --------    --------   --------       --------      ---------

Balance at October 31, 1992 .......................    1,000       785.3     (558.4)           7.4          234.3

  Net loss ........................................        -           -   (1,624.7)             -       (1,624.7)
  Adjustment for excess pension liability
    over intangible pension assets ................        -           -     (128.1)             -         (128.1)
  Translation adjustments .........................        -           -          -             .6             .6
                                                    --------    --------  ---------       --------      ---------

Balance at October 31, 1993 .......................    1,000       785.3   (2,311.2)           8.0       (1,517.9)

  Net income ......................................        -           -        7.0              -            7.0
  Adjustment for excess pension liability
    over intangible pension assets ................        -           -       16.2              -           16.2
  Translation adjustments .........................        -           -          -             .1             .1
  Unrealized loss-marketable securities ...........        -           -          -           (2.3)          (2.3)
                                                    --------    --------   --------       --------      ---------

Balance at October 31, 1994 .......................    1,000    $  785.3  $(2,288.0)      $    5.8      $(1,496.9)
                                                    ========    ========  =========       ========      =========

See Notes to Financial Statements.

         <PAGE 33>

           NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND SUBSIDIARIES
                                    ==========

                           NOTES TO FINANCIAL STATEMENTS
                     FOR THE THREE YEARS ENDED OCTOBER 31, 1994


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation," is the wholly-owned subsidiary of Navistar International Corporation hereafter referred to as "Parent Company." Transportation operates in one principal industry segment, the manufacture and marketing of medium and heavy trucks, including school bus chassis, mid-range diesel engines and service parts in the United States and Canada and selected export markets.

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial), and other foreign finance and insurance companies. Navistar Financial's primary business is the retail and wholesale financing of products sold by Transportation and its dealers within the United States and the providing of commercial physical damage and liability insurance to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

     The effects of transactions between Manufacturing and Financial Services have been eliminated to arrive at the consolidated totals. See
Note 2 to the Financial Statements. The distinction between current and long-term assets and liabilities in the Statement of Financial Condition is not meaningful when finance, insurance and manufacturing subsidiaries are combined; therefore, the Company has adopted an unclassified presentation. Certain 1993 and 1992 amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper, U.S. government securities and floating rate notes are classified as cash equivalents in the Statement of Financial Condition and Statement of Cash Flow.

Marketable Securities

     Marketable securities, which are classified as available-for-sale securities, are reported at fair value in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" which Transportation elected to apply as of October 31, 1994. Marketable securities at October 31, 1993, are reported at cost or amortized cost which approximates market value. See Note 7 to the Financial Statements.

         <PAGE 34>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

Research and Development

     Activities related to new product development and major improvements to existing products and processes are expensed as incurred and were $95 million, $95 million and $90 million in 1994, 1993 and 1992, respectively. Engineering expense, as shown in the Statement of Income (Loss), includes certain research and development expenses and routine ongoing costs associated with improving existing products and processes.

Income Taxes

     Under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," recognition of a net deferred tax asset is allowed if future realization is more-likely-than-not. The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and loss carryforwards generated in earlier years.

     The adoption of SFAS 109 did not have a material impact on Transportation, as a result of the Tax Agreement. Substantially all of the deferred tax asset and corresponding income tax benefit resulting from the adoption of SFAS 109 is reflected in the financial statements of the Parent Company.

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

         <PAGE 35>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Losses on Receivables

     The allowance for losses on receivables is maintained at an amount management considers appropriate in relation to the outstanding receivables portfolio. Receivables are charged to the allowance for losses when they are determined to be uncollectible.

Receivable Sales

     Navistar Financial sells and securitizes receivables to public and private investors with limited recourse but continues to service the receivables, for which a servicing fee is received from the investors.

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

Changes in Accounting Policy

     In 1994, Transportation adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and SFAS 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments". In addition, Transportation has elected to apply SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of October 31, 1994. Implementation of these standards did not have a material effect on the Company's financial results. See Notes 7, 8 and 16 to the Financial Statements.

         <PAGE 36>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


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

STATEMENT OF INCOME (LOSS)

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Sales and revenues
  Finance and insurance income ...........   $    (50) $    (42) $    (40)
  Other income ...........................         (5)        -         -
                                             --------  --------  --------
                                             $    (55)      (42) $    (40)
                                             ========  ========  ========

Costs and expenses
  Interest expense .......................   $     (5) $      -  $      -
  Financing charges on sold receivables ..        (50)      (42)      (40)
                                             --------  --------  --------
                                             $    (55) $    (42) $    (40)
                                             ========  ========  ========

Income before income taxes,
  Financial Services .....................   $    (60) $    (61) $    (52)
                                             ========  ========  ========

STATEMENT OF FINANCIAL CONDITION

Millions of dollars                            1994      1993
- ---------------------------------------------------------------
Receivables, net .........................   $    (10) $    (16)
Equity in Financial Services
  subsidiaries ...........................       (249)     (241)
                                             --------  --------

Total assets .............................   $   (259) $   (257)
                                             ========  ========

Accounts payable .........................   $    (13) $    (16)
Accrued liabilities ......................          3         -
Shareowner's equity, Financial Services ..       (249)     (241)
                                             --------  --------

Total liabilities
  and shareowner's equity ................   $   (259) $   (257)
                                             ========  ========

         <PAGE 37>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


2.   FINANCIAL STATEMENT ELIMINATIONS (continued)

STATEMENT OF CASH FLOW

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Cash and cash equivalents
  provided by (used in):
    Operations ...........................   $   (146) $   (220) $    (87)
    Investment programs ..................        118       187        67
    Financing activities .................         28        33        20
                                             --------  --------  --------

Increase (decrease) during the year
 in cash and cash equivalents ............   $      -  $      -  $      -
                                             ========  ========  ========


3.   INFORMATION RELATED TO THE STATEMENT OF CASH FLOW

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:

Millions of dollars                            1994      1993      1992
- ------------------------------------------------------------------------
MANUFACTURING
  (Increase) decrease in receivables .....   $    (51) $      1  $   (118)
  (Increase) in inventories ..............        (19)      (51)      (37)
  (Increase) in prepaid
    and other current assets .............         (4)      (10)       (9)
  Increase in accounts payable ...........         87       122       187
  Increase in accrued liabilities ........         49        10       126
                                             --------  --------  --------

  Manufacturing change in operating assets
    and liabilities ......................         62        72       149
                                             --------  --------  --------

FINANCIAL SERVICES
  (Increase) decrease in receivables .....         (1)        2         8
  Increase (decrease) in accounts payable
    and accrued liabilities ..............         (7)       17       (25)
                                             --------  --------  --------

  Financial Services change
    in operating assets and liabilities ..         (8)       19       (17)
                                             --------  --------  --------


Eliminations/reclassifications (a) .......       (118)     (192)      (69)
                                             --------  --------  --------


Change in operating assets and liabilities   $    (64) $   (101) $     63
                                             ========  ========  ========

(a) Eliminations and reclassifications to the Statement of Cash Flow primarily consist of "Acquisitions (over) under cash collections" relating to Financial Services' wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations which differs from the Financial Services classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs.

       <PAGE 38>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS

     Transportation provides postretirement benefits to substantially all of its employees. Costs associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance expense for employees, retirees, surviving spouses and dependents. These costs are segregated as a separate component in the Statement of Income (Loss) and are as follows:

Millions of dollars                            1994      1993      1992
- -------------------------------------------------------------------------
Pension expense ..........................   $    108  $    107  $    109
Health/life insurance ....................         64       102       146
                                             --------  --------- --------

Total postretirement benefits expense ....   $    172  $    209  $    255
                                             ========  ========  ========

     In the Statement of Financial Condition, the postretirement benefits liability of $1,299 million in 1994 and $1,352 million in 1993 includes $549 million and $600 million, respectively, for pension and $750 million and $752 million, respectively, for postretirement health care and life insurance benefits.

     Generally, the pension plans are non-contributory with benefits related to an employee's length of service and compensation rate. Transportation's policy is to fund its pension plans in accordance with applicable United States and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the vested accumulated benefit obligation. The pension plans vary in the extent to which they are funded, but for plan years which ended during the current fiscal year, all legal funding requirements have been met. Plan assets are invested primarily in dedicated portfolios of long-term fixed income securities.

     Legislation known as the "Retirement Protection Act," was passed by the United States Congress amending the "Employee Retirement Income Security Act," (ERISA) and the Internal Revenue Code. The measure will require the accelerated funding of underfunded defined benefit pension plans and will increase the premiums paid to the Pension Benefit Guaranty Corporation. Transportation intends to fund its defined benefit plans at, or in excess of, the government requirements.

       <PAGE 39>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS (continued)

     In addition to providing pension benefits, Transportation provides health care and life insurance for a majority of its retired employees, spouses and certain dependents in the United States and Canada. For most retirees in the United States, these benefits are defined by the terms of an agreement between Transportation and its employees, retirees and collective bargaining organizations (the Settlement Agreement) which provides such benefits (the Plan). The Plan, which was implemented on July 1, 1993, eliminated certain benefits and provided for cost sharing between Transportation and participants in the form of premiums, co-payments and deductibles. A Base Program Trust was established to provide a vehicle for funding of the health care liability through Company contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included Transportation's contribution of the Parent Company's Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

Pension Expense

     Net pension expense included in the Statement of Income (Loss) is composed of the following:

Millions of dollars                            1994      1993      1992
- ------------------------------------------------------------------------
Service cost-benefits earned
  during the period ......................   $     34   $    27  $     25
Interest on projected benefit obligation .        211       220       219
Other pension costs ......................         50        43        54
Less expected return on assets ...........       (187)     (183)     (189)
                                             --------  --------  --------

Net pension expense ......................   $    108  $    107  $    109
                                             ========  ========  ========

Actual return on assets ..................   $   (127) $    427  $    218

     "Other pension costs" in the above table include principally the amortization of the net transition obligation and amortization of the cost of plan amendments.

     The determination of the projected benefit obligation is based on actuarial assumptions and discount rates that reflect the current level of interest rates. The return on assets is based on long-term expectations. Annual differences between such expectations and actual experience are deferred unless the cumulative amount exceeds a specified level. Since the adoption of the standard on pension accounting in 1988, the cumulative actual returns on plan assets exceeded cumulative expected returns by $117 million. As a result of accumulated reductions in the discount rate and net actuarial losses, the actual projected benefit obligation exceeds the expected liability by $359 million.

       <PAGE 40>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities

     Included in the Statement of Financial Condition is the minimum pension liability for certain unfunded pension obligations. The unfunded liability in excess of the unamortized prior service cost and net transition obligation was recorded as a reduction in shareowner's equity of $213 million as of October 31, 1994 and $229 million as of October 31, 1993. The change in the minimum pension liability at October 31, 1994 resulted from changes in actuarial assumptions, experience losses and settlement rate changes.

     The funded status of Transportation's plans as of October 31, 1994 and 1993, and a reconciliation with amounts recognized in the Statement of Financial Condition are provided below.

                                 Plans in Which       Plans in Which
                                 Assets Exceed      Accumulated Benefits
                              Accumulated Benefits      Exceed Assets
                              --------------------  ---------------------
Millions of dollars              1994       1993       1994       1993
- -------------------------------------------------------------------------
Actuarial present value of:
  Vested benefits ...........  $    (81)  $    (87)  $ (2,282)  $ (2,618)
  Non-vested benefits .......        (5)        (4)      (223)      (213)
                               --------   --------   --------   --------
    Accumulated benefit
      obligation ............       (86)       (91)    (2,505)    (2,831)


  Effect of projected future
    compensation levels .....        (2)        (6)       (21)       (40)
                               --------   --------   --------   --------
Projected benefit obligation.       (88)       (97)    (2,526)    (2,871)
Plan assets at fair value ...       118        122      1,968      2,262
                               --------   --------   --------   --------
Funded status at October 31 .        30         25       (558)      (609)
Unamortized pension costs:
    Net losses ..............         7         26        235        260
    Prior service costs .....        14          1         43         49
    (Asset) liability
      at date of transition .        (1)        (1)       266        301
Adjustment for the minimum
  liability .................         -          -       (522)      (570)
                               --------   --------   --------   --------
Net asset (liability) .......  $     50   $     51   $   (536)  $   (569)
                               ========   ========   ========   ========

     As shown above, in 1994 for all plans, the sum of the $50 million net asset and the $536 million net liability was $486 million and is the amount recognized in the Statement of Financial Condition at October 31, 1994. This total includes $63 million of prepaid pension assets representing advance contributions to certain plans, and $549 million of net pension liabilities included in the $1,299 million postretirement benefits liability in the Statement of Financial Condition.

       <PAGE 41>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities (continued)

     In 1993, for all plans, the sum of the $51 million net asset and the $569 million net liability was $518 million and is the amount recognized in the Statement of Financial Condition at October 31, 1993. This total includes $82 million of prepaid pension assets representing advance contributions to certain plans and $600 million of net pension liabilities included in the $1,352 million postretirement benefits liability in the Statement of Financial Condition.

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:

Millions of dollars                            1994      1993      1992
- ------------------------------------------------------------------------
Discount rate used to determine
  present value of projected
  benefit obligation .....................     9.3%      7.3%       8.8%
Expected long-term rate
  of return on plan assets ...............     8.1%      8.8%       9.2%
Expected rate of increase
  in future compensation levels ..........     3.5%      3.5%       5.5%

     Transportation uses a weighted average discount rate based on the internal rate of return on its dedicated portfolio of high-quality bonds and an estimated yield available on high-quality fixed income securities which could be purchased to effectively settle the remaining portion of the obligation. The increase in the discount rate to 9.3% in 1994 from 7.3% in 1993 reflects higher long-term interest rates during the past year.

Other Postretirement Benefits

     Transportation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its United States and Canadian plans in fiscal 1993 and recognized the transition obligation as a one-time non-cash charge to earnings. The cumulative effect of this change in accounting policy was $1,149 million. The $1,144 million cumulative charge for the changes in accounting policy reported in the Statement of Income (Loss) for 1993 includes the $1,149 million charge from the adoption of SFAS 106 which was partially offset by the $5 million benefit from the adoption of SFAS 109, as discussed in Note 5 to the Financial Statements.

         <PAGE 42>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The components of expense for other postretirement benefits included in the Statement of Income (Loss) are as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
Service cost - benefits earned
  during the year ........................             $     10  $     12
Interest cost on the
  accumulated benefit obligation .........                   81        91
Expected return on assets ................                  (27)       (1)
                                                       --------  --------

Net other postretirement benefits expense.             $     64  $    102
                                                       ========  ========

     The funded status of other postretirement benefits as of October 31 is as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
Accumulated other postretirement
  benefit obligation (APBO):
Retirees and their dependents ............             $   (662) $   (753)
Active employees eligible to retire ......                 (198)     (160)
Other active participants ................                 (178)     (173)
                                                       --------  --------

Total APBO ...............................               (1,038)   (1,086)
Plan assets at fair value ................                  308       302
                                                       --------  --------

APBO in excess of plan assets ............                 (730)     (784)
Unrecognized net (gain) loss .............                  (20)       32
                                                       --------  --------

Net liability ............................             $   (750) $   (752)
                                                       ========  ========

     In October 1993, Transportation pre-funded $300 million of this liability from proceeds lent to Transportation by the Parent Company as a result of a public offering of Common Stock. Transportation will be required to make additional pre-funding contributions to the liability on or prior to July 1, 1998, such that the total of all pre-funding contributions will equal the total net proceeds from all sales of the Parent Company's Common Stock through such date, but not to exceed $500 million. Additionally, Transportation is required to annually pre-fund an amount equal to annual service cost. These funds will be used to pay a portion of current benefits; the remainder to be invested with plan assets which consist primarily of equity securities. The expected return on plan assets was 9% at October 31, 1994 and 1993.

         <PAGE 43>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


4.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The weighted average of discount rates used in the United States and Canada to determine the accumulated postretirement benefit obligation was 9.0% and 7.5% at October 31, 1994 and 1993, respectively, based on the estimated income of high-quality fixed income securities which could be purchased to effectively settle the obligation. For 1995, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 10.0%. The rate is projected to decrease to 5% by the year 2003 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $100 million and the associated expense recognized for the year ended October 31, 1994 would increase by an estimated $11 million. Conversely, a decrease in the cost trend rate would lower the accumulated postretirement benefit obligation and the associated expense.


5.   INCOME TAXES

     Transportation adopted SFAS 109, "Accounting for Income Taxes" in fiscal 1993. Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not.

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Under a tax allocation agreement with the Parent Company (Tax Agreement), if Transportation records income, it is required to compute its federal income tax expense based on such income and report it in the Statement of Income (Loss); whereas, if a loss is recorded, the federal income tax benefits from such losses are recorded by the Parent Company. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards (NOLs) generated in earlier years. As of October 31, 1994, Transportation had $22 million of domestic NOLs available to offset future taxable income generated by the subsidiaries.

         <PAGE 44>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


5.   INCOME TAXES (continued)

     Taxes on income (loss) are analyzed by categories as follows:

Millions of dollars                            1994      1993      1992
- ------------------------------------------------------------------------
Current:
  Federal ................................   $     15  $     12 $      12
  State and local ........................          4         3         3
                                             --------  --------  --------

    Total current ........................         19        15        15
Deferred taxes ...........................          3         4         -
                                             --------  --------  --------

Total income tax expense
  of continuing operations ...............   $     22  $     19  $     15
                                             ========  ========  ========

     The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax statutory rate in 1994, 1993 and 1992 was as follows:

Millions of dollars                            1994      1993      1992
- ------------------------------------------------------------------------
Amount computed using the
  U.S. federal statutory rate ............   $      5  $   (165) $    (68)
Increase (reduction)
  in taxes resulting from:
    State income taxes, net ..............          4         3         3
    Current year losses for
      which no benefit is available ......         14       182        83
    Other ................................         (1)       (1)       (3)
                                             --------  --------  --------

Provision for income taxes
  of continuing operations ...............   $     22  $     19  $     15
                                             ========  ========  ========

         <PAGE 45>


                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


5.   INCOME TAXES (continued)

     The components of the deferred tax asset (liability), in millions of dollars at October 31, are as follows:
                                                         1994      1993
                                                       --------   -------
United States
- -------------

Deferred tax asset,
  net operating loss carryforwards .......             $      8  $      8
Less valuation allowance .................                   (8)       (8)
                                                       --------  --------

  Net deferred tax assets ................             $      -  $      -
                                                       ========  ========
Foreign
- -------

Deferred tax assets:
  Net operating loss carryforwards .......             $      3  $     11
  Postretirement benefits ................                   16        16
                                                       --------  --------

    Total deferred tax assets ............                   19        27
                                                       --------  --------

Deferred tax liabilities:
  Prepaid pension assets .................                  (16)      (16)
                                                       --------  --------

    Total deferred tax liabilities .......                  (16)      (16)
                                                       --------  --------

    Total ................................                    3        11
Less valuation allowance .................                  (19)      (27)
                                                       --------  --------

    Net deferred tax liabilities .........             $    (16) $    (16)
                                                       ========  ========

     A valuation allowance has been provided for those net operating loss carryforwards and temporary differences which are estimated to expire before they are utilized. Because the foreign tax carryforward period is relatively short, a full allowance has been provided against the total deferred tax assets. The valuation allowance decreased $8 million during 1994 resulting from recognizing tax benefits from the utilization of NOL carryforwards attributable to 1994 foreign operating income and fluctuations in foreign exchange rates.

         <PAGE 46>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS-- (CONTINUED)


5.   INCOME TAXES (continued)

     SFAS 109 requires that individual tax paying entities of Transportation offset all deferred tax assets and liabilities within each tax jurisdiction and present them in a single amount in the Statement of Financial Condition. Amounts in different tax jurisdictions cannot be offset against each other.


6.   DISCONTINUED OPERATIONS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge as a loss of discontinued operations for environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. See Note 18 to the Financial Statements.

     Transportation reached a final agreement with the Economic Development Administration (EDA), a division of the United States Department of Commerce, in settlement of commercial and environmental disputes related to the Wisconsin Steel site in Chicago, Illinois. The terms of this agreement are described in Note 18 to the Financial Statements. In addition, Transportation recorded a charge for potential cleanup costs related to the former Solar Division located in San Diego, California.

     In 1992, a provision of $65 million was recorded as a loss of discontinued operations for the settlement of litigation commonly referred to as the Wisconsin Steel Pension Plan Cases. The court held Transportation liable for pension liabilities to former employees of the Wisconsin Steel Division prior to its sale to EDC Holding Company in 1977. Under the terms of the settlement, the Company paid the Pension Benefit Guaranty Corporation (PBGC) $20 million, issued to the PBGC 357,000 shares of Navistar International Corporation Common Stock and delivered to the PBGC an eight percent ten-year note with a face amount of $36.6 million maturing August 15, 2002.


7.   MARKETABLE SECURITIES

     Transportation has elected to apply SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as of October 31, 1994. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with its provisions, the statement is not retroactive to prior financial statements.

         <PAGE 47>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


7.   MARKETABLE SECURITIES (continued)

     At October 31, 1994, all marketable securities are classified as available-for-sale and reported at fair value in the Statement of Financial Condition in accordance with SFAS 115. The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments. At October 31, 1993, marketable securities were reported at cost or amortized cost which approximated market value.

     Information related to the Company's marketable securities at October 31 is as follows:
                                               1994
- -------------------------------------------------------------------------
                                          Gross       Gross
                              Amortized Unrealized  Unrealized    Fair
Millions of dollars             Cost      Gains       Losses      Value
- -------------------------------------------------------------------------
MANUFACTURING
  U.S. government
    securities .............. $     32  $      -    $      -    $     32
                              --------  --------    --------    --------

FINANCIAL SERVICES
  Corporate securities ......       28         -           -          28
  U.S. government securities.       67         -           2          65
  Mortgage and
    asset-backed securities .       28         -           1          27
  Foreign government
    securities ..............        9         -           -           9
                              --------  --------    --------    --------

  Financial Services
    debt securities .........      132         -           3         129
  Financial Services
    equity securities .......        9         1           1           9
                              --------  --------    --------    --------

  Financial Services
    marketable securities ...      141         1           4         138
                              --------  --------    --------    --------

Total marketable securities . $    173  $      1    $      4    $    170
                              ========  ========    ========    ========

         <PAGE 48>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


7.   MARKETABLE SECURITIES (Continued)
                                               1993
 -------------------------------------------------------------------------
                                          Gross       Gross
                              Amortized Unrealized  Unrealized    Fair
Millions of dollars             Cost      Gains       Losses      Value
- -------------------------------------------------------------------------
MANUFACTURING
  U.S. government
    securities .............. $     54  $      -    $      -    $     54
                              --------  --------    --------    --------

FINANCIAL SERVICES
  Corporate securities ......       18         1           -          19
  U.S. government
    securities ..............       70         5           -          75
  Mortgage and
    asset-backed securities .       36         1           -          37
  Foreign government
    securities ..............        9         -           -           9
                              --------  --------    --------    --------

  Financial Services
    debt securities .........      133         7           -         140
                              --------  --------    --------    --------

Total marketable securities . $    187  $      7    $      -    $    194
                              ========  ========    ========    ========

         <PAGE 49>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


7.   MARKETABLE SECURITIES (continued)

     Contractual maturities of marketable debt securities at October 31 are as follows:
                                          1994                1993
                                   ------------------  ------------------
                                   Amortized   Fair    Amortized    Fair
Millions of dollars                  Cost      Value     Cost       Value
- -------------------------------------------------------------------------
MANUFACTURING
Due in one year or less ......     $      -  $      -  $      -  $      -
Due after one year
  through five years .........           32        32        54        54
                                   --------  --------  --------  --------

    Manufacturing debt
      securities .............           32        32        54        54
                                   --------  --------  --------  --------

FINANCIAL SERVICES
Due in one year or less ......           17        17         6         6
Due after one year
  through five years .........           61        60        62        65
Due after five years
  through ten years ..........           17        16        26        28
Due after ten years ..........            9         8         3         3
                                   --------  --------  --------  --------
                                        104       101        97       102
Mortgage and
  asset-backed securities ....           28        28        36        38
                                   --------  --------  --------  --------

    Financial services
      debt securities ........          132       129       133       140
                                   --------  --------  --------  --------

Total debt securities ........     $    164  $    161  $    187  $    194
                                   ========  ========  ========  ========

         <PAGE 50>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


7.   MARKETABLE SECURITIES (Continued)

     Proceeds from sales or maturities of investments in securities held by Manufacturing and Financial Services were $483 million during 1994. Gross gains and losses were not material. Shareowners' equity includes a net unrealized holding loss of $3 million at October 31, 1994.

     At October 31, 1994 and 1993, Financial Services had $30 million and $27 million, respectively, of marketable securities on deposit with various state departments of insurance or otherwise restricted as to use. These securities are included in total marketable securities balances at October 31, 1994 and 1993.


8.  RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Customers ..............................             $    197  $    149
  Allowance for losses ...................                  (17)      (24)
                                                       --------  --------
    Manufacturing receivables, net .......                  180       125
                                                       --------  --------

FINANCIAL SERVICES
  Retail notes and lease financing .......                  526       824
  Wholesale notes ........................                  241       237
  Accounts receivable ....................                  370       251
  Amounts due from sales of receivables ..                  181       138
  Reinsurance balance receivables ........                   41         5
                                                       --------  --------

  Total accounts and notes receivables ...                1,359     1,455

  Allowance for losses ...................                   (8)      (12)
                                                       --------  --------

    Financial Services receivables, net ..                1,351     1,443
                                                       --------  --------

    Eliminations .........................                  (10)      (16)
                                                       --------  --------

Total receivables, net ...................             $  1,521  $  1,552
                                                       ========  ========

     The allowance for losses of Manufacturing includes amounts associated with receivables financed by the Financial Services' subsidiaries and receivables on products sold to distributors in export markets.

         <PAGE 51>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


8.  RECEIVABLES (continued)

Financial Services

     During fiscal 1994, the Company's Financial Services' insurance subsidiaries adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." This statement specifies the accounting by insurance enterprises for the reinsurance (ceding) of insurance contracts. It requires reinsurance receivables and prepaid reinsurance premiums to be reported as assets. In accordance with the standard, Financial Services' assets include $41 million of reinsurance receivables at October 31, 1994. The restatement of the prior year's Statement of Financial Condition is not required.

     Navistar Financial purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from Transportation's operations in the United States.

     A portion of Navistar Financial's funding for retail and wholesale notes comes from sales of receivables by Navistar Financial to third parties with limited recourse. Proceeds from sales of retail notes receivable were $995 million in 1994, $558 million in 1993 and $249 million in 1992. Uncollected sold retail and wholesale receivable balances totalled $1,334 million and $839 million as of October 31, 1994 and 1993, respectively. Navistar Financial's maximum exposure under all receivable sale recourse provisions at October 31, 1994 is $177 million which includes holdback reserves of $64 million, subordinated retained interest in securitized receivable sales of $61 million and $52 million of certain cash deposits established as a result of the securitized receivables recourse provisions.

     Contractual maturities of notes and lease financing outstanding at October 31, 1994, are summarized below. Prepayments may cause the average actual life to be shorter.

                               Retail Notes and   Wholesale    Accounts
Millions of dollars            Lease Financing      Notes     Receivable
- -------------------------------------------------------------------------
Gross finance receivables
  due in:

  1995 ......................     $    165        $    136     $    358
  1996 ......................          145             105            -
  1997 ......................          116               -            -
  1998 and thereafter .......          161               -            -
                                  --------        --------     --------

    Gross finance receivables          587             241          358
Unearned finance charges ....           61               -            -
                                  --------        --------     --------

Total finance receivables ...     $    526        $    241     $    358
                                  ========        ========     ========

         <PAGE 52>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


9.  INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
Finished products ........................             $    169  $    196
Work in process ..........................                  103        73
Raw materials and supplies ...............                  157       142
                                                       --------  --------

Total inventories ........................             $    429  $    411
                                                       ========  ========

10.  PROPERTY

     At October 31, property includes the following:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Land ...................................             $      8  $      8
                                                       --------  --------
  Buildings, machinery and equipment
    at cost:
      Plants ...............................              1,070     1,087
      Distribution .........................                 71        72
      Other ................................                 78        82
                                                       --------  --------
        Subtotal ...........................              1,219     1,241
                                                       --------  --------

  Total property ...........................              1,227     1,249
  Less accumulated depreciation
    and amortization .......................               (678)     (641)
                                                       --------  --------
        Manufacturing property, net ........                549       608
                                                       --------  --------

FINANCIAL SERVICES
    Total property .........................                 35        34
    Less accumulated depreciation
      and amortization .....................                 (6)       (6)
                                                       --------  --------

      Financial Services property, net .....                 29        28
                                                       --------  --------

Total property and equipment, net ..........           $    578  $    636
                                                       ========  ========

     Included in the gross property of Manufacturing is property under capitalized lease obligations of $27 million at October 31, 1994, and $28 million at October 31, 1993.

         <PAGE 53>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


11.  LEASES

     Transportation has long-term noncancellable leases for use of various equipment and facilities. Lease terms are generally for 5 to 25 years and in many cases provide for renewal options. Transportation is generally obligated for the cost of property taxes, insurance and maintenance.

     Transportation leases office buildings, distribution centers, furniture and equipment, machinery and equipment and computer equipment. Total operating lease expense was $34 million in 1994, 1993 and 1992. Income received from sublease rentals was $6 million in 1994, 1993 and 1992.

     At October 31, 1994, consolidated future minimum lease payments required under capital and noncancellable operating leases having lease terms in excess of one year are as follows:
                                                       Capital  Operating
Millions of dollars                                     Leases    Leases
- -------------------------------------------------------------------------
1995 .....................................             $      4  $     31
1996 .....................................                    3        30
1997 .....................................                    3        28
1998 .....................................                    3        26
Thereafter ...............................                   11        91
                                                       --------  --------

Total minimum payments ...................                   24  $    206
                                                                 ========
Less imputed interest ....................                   (9)
                                                       --------

  Present value of minimum lease payments.             $     15
                                                       ========

  Future income from subleases ...........                       $     33
                                                                 ========

         <PAGE 54>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


12.  ACCOUNTS PAYABLE

     Major classifications of accounts payable at October 31 are as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Trade ..................................             $    776  $   669
  Other ..................................                    3       16
                                                       --------  -------
    Manufacturing accounts payable .......                  779      685
                                                       --------  -------

FINANCIAL SERVICES
  Other ...................................                  57       69
  Manufacturing ...........................                  13       16
                                                       --------  -------
    Financial Services accounts payable ...                  70       85
                                                       --------  -------

Eliminations ..............................                 (13)     (16)
                                                       --------  -------

Total accounts payable ....................            $    836  $   754
                                                       ========  =======

13.  ACCRUED LIABILITIES

     Major classifications of accrued liabilities at October 31 are as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Product liability and warranty .........             $    117  $    108
  Payroll and commissions ................                   65        59
  Employee incentive programs ............                   35         -
  Taxes ..................................                   26        21
  Employee related benefits ..............                   29        35
  Environmental ..........................                   11         4
  Other ..................................                  122       132
                                                       --------  --------
    Manufacturing accrued liabilities ....                  405       359
                                                       --------  --------

FINANCIAL SERVICES
  Interest ...............................                   11        14
  Other ..................................                   18        10
                                                       --------  --------
    Financial Services accrued liabilities                   29        24
                                                       --------  --------

Eliminations .............................                    3         -
                                                       --------  --------

Total accrued liabilities ................             $    437  $    383
                                                       ========  ========

         <PAGE 55>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  DEBT

Short-Term Debt

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Notes payable and
    current maturities of long-term debt .             $      3  $     25
  Parent Company notes payable ...........                   36        33
                                                       --------  --------
      Manufacturing short-term debt ......                   39        58
                                                       --------  --------

FINANCIAL SERVICES
  Commercial paper .......................                   19         -
  Bank borrowings ........................                  400        75
  Current maturities of long-term debt ...                  100        80
                                                       --------  --------

      Financial Services short-term debt .                  519       155
                                                       --------  --------

Total short-term debt ....................             $    558  $    213
                                                       ========  ========

     Navistar Financial issues commercial paper with varying terms and has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these borrowings.

         <PAGE 56>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  DEBT (continued)

Long-Term Debt

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Subordinated Parent Company Notes
    9.05% Stock Purchase Agreement
      (Class B Common) due 2003 ..........             $    439  $    478
    9% Loan Agreement, due 2013 ..........                  493       493
                                                       --------  --------
  Long-term debt due Parent Company ......             $    932  $    971
                                                       ========  ========

                        ------------------------------

MANUFACTURING
  8 5/8% Sinking Fund Debentures, due 1995             $      -  $      9
  6 1/4% Sinking Fund Debentures, due 1998                    7        11
  9% Sinking Fund Debentures, due 2004 ...                   65        75
  8% Secured Note, due 2002 ..............                   37        37
  Capitalized leases .....................                   13        15
  Other ..................................                    2         3
                                                       --------  --------

    Manufacturing long-term debt .........                  124       150
                                                       --------  --------

FINANCIAL SERVICES
  Senior Debentures and Notes
    9.35% to 9.75%, medium-term,
      due 1995 to 1996 ...................                  117       217
    Bank revolver, variable rate,
      due November 1995 ..................                  355       727
                                                       --------  --------

        Total senior debt ................                  472       944

  Subordinated Term Debt
    Debentures, 11.95%,
      due December 1995 ..................                    -       100
    Senior notes, 8 7/8%,
      due November 1998 ..................                  100         -
                                                       --------  --------

    Financial Services long-term debt ....                  572     1,044
                                                       --------  --------

Total long-term debt .....................             $    696  $  1,194
                                                       ========  ========

         <PAGE 57>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  DEBT (continued)

Long-Term Debt (continued)

     The aggregate annual maturities and sinking fund requirements for long-term debt for the years ended October 31 are as follows:

                                                        Financial
Millions of dollars                     Manufacturing   Services   Total
- -------------------------------------------------------------------------
1996 .........................               $  15        $ 472    $ 487
1997 .........................                  18            -       18
1998 .........................                  18            -       18
1999 .........................                  15          100      115
Thereafter ...................                  58            -       58

Weighted average interest
  rate on total debt
  including short-term debt
  and the effect of discounts
  and related amortization ....               8.7%         7.1%     7.3%


     Manufacturing's eight percent secured note, due 2002, is secured by certain plant assets.

     In conjunction with implementation of the restructured retiree health care and life insurance plan, Transportation entered into a Stock Purchase Agreement with the Parent Company at 9.05%, due 2003, for the purchase of Class B Common Stock. Transportation contributed the stock, which was originally valued at $513 million, to an independent retiree Supplemental Trust on July 1, 1993.

     On October 21, 1993, the Parent Company completed a public offering of Common shares. The proceeds were loaned to Transportation at 9%, due 2013. Transportation used $300 million to pre-fund benefit liabilities under the Plan and used the remaining proceeds for working capital purposes.

     At October 31, 1994, Navistar Financial had contractually committed facilities of $1,327 million consisting of a bank revolving credit facility of $727 million and a retail notes receivable purchase facility of $600 million. The bank revolving credit facility grants security interests in substantially all of Navistar Financial's assets to the debtholders. Unused commitments under the credit and purchase facilities were $595 million, $419 million of which was used to back short-term debt at October 31, 1994. The remaining $176 million, when combined with unrestricted cash and cash equivalents, made $204 million available at October 31, 1994 to fund the general business purposes of Navistar Financial. At October 31, 1994, $377 million of sold notes were outstanding under the retail notes purchase facility. Compensating cash balances are not required under the revolving credit facility, but commitment fees are paid on the unused portions of the bank revolving credit and retail notes receivable purchase facilities. Navistar Financial also pays a facility fee on the $600 million retail notes receivable purchase facility.

         <PAGE 58>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  DEBT (continued)

Long-Term Debt (continued)

     In November 1994, Navistar Financial amended and restated its $727 million bank revolving credit agreement extending the scheduled maturities for 1996 to October 31, 1998 and expanding the commitment to $900 million. In addition, the commitments to sell retail notes under the $600 million retail notes purchase facility agreement were terminated and Navistar Financial established a $300 million asset-backed commercial paper program backed by a $300 million bank liquidity facility which terminates October 31, 1998. The amended revolving credit facility removes dividend restrictions, provides that Navistar Financial maintain certain covenant requirements and grants security interests in substantially all of its assets consistent with the previous credit agreement. Facility fees will be paid quarterly regardless of usage.

     Under the terms of the asset-backed commercial paper program, a special purpose wholly-owned subsidiary of Navistar Financial will purchase retail notes and lease receivables. All assets of the subsidiary will be pledged or sold to a Trust that will fund the receivables with investment grade commercial paper. Navistar Financial will pay a commitment fee on the unused portion of the $300 million asset-backed commercial paper liquidity facility.

     Navistar Financial's wholly-owned subsidiaries, Navistar Financial Retail Receivables Corporation (NFRRC) and Navistar Financial Securities Corporation (NFSC), have a limited purpose of purchasing retail and wholesale receivables, respectively, and transfer an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. In addition, the subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to Navistar Financial or affiliated companies.

     At October 31, 1994, NFSC had in place a $300 million revolving wholesale note sales trust providing for the continuous sale of wholesale notes on a daily basis. The sales trust is comprised of three $100 million pools of notes maturing serially from 1997 to 1999.

     On December 15, 1994, Navistar Financial sold $315 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold $304 million of notes and $11 million of certificates to investors. The net proceeds of $314 million were used by Navistar Financial for general working capital purposes and to establish a $19 million reserve account with the trust.

         <PAGE 59>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


14.  DEBT (continued)

Long-Term Debt (continued)

     During fiscal 1993, NFRRC filed a registration statement with the Securities and Exchange Commission providing for the issuance from time to time of $1,000 million of asset-backed securities. In fiscal 1994, Navistar Financial sold $830 million of retail notes with net proceeds from the sales of $828 million of which $57 million was established as a cash reserve with the trusts as a credit enhancement. On October 7, 1994, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities.

     On November 16, 1993, Navistar Financial sold $100 million of 8 7/8% Senior Subordinated Notes due 1998 and used the proceeds to redeem its 11.95% Subordinated Debentures due December 1995.

     Consolidated interest payments were $181 million, $93 million and $93 million in 1994, 1993 and 1992, respectively.


15.  OTHER LONG-TERM LIABILITIES

     Major classifications of other long-term liabilities at October 31 are as follows:

Millions of dollars                                      1994      1993
- -------------------------------------------------------------------------
MANUFACTURING
  Product liability and warranty .........             $    171  $    170
  Employee related disability ............                   46        50
  Environmental ..........................                   20         6
  Other ..................................                   44        47
                                                       --------  --------

    Manufacturing other long-term
      liabilities ........................                  281       273

FINANCIAL SERVICES
  Product liability ......................                    9         9
                                                       --------  --------

Total other long-term liabilities ........             $    290  $    282
                                                       ========  ========

         <PAGE 60>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


16.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported in the Statement of Financial Condition and described in the various footnotes to the Financial Statements and their fair values at October 31, are as follows:
                                          1994                1993
                                   ------------------  ------------------
                                   Carrying   Fair     Carrying    Fair
Millions of dollars                 Amount    Value     Amount     Value
- -------------------------------------------------------------------------
Marketable securities .......       $  173   $  170     $  187    $   194
Receivables, net ............        1,521    1,517      1,552      1,559
Investments and other assets.          163      185        224        269
Long-term debt ..............        1,628    1,625      2,165      2,198

     Cash and cash equivalents approximate fair value. The method for estimating the fair value of marketable securities is described in Note 8 to the Financial Statements.

     Manufacturing's customer receivables and Navistar Financial's wholesale notes and retail and wholesale accounts and other variable-rate retail notes approximate fair value as a result of the short-term maturities of the financial instruments. The fair value of Navistar Financial's truck retail notes is estimated based on quoted market prices of similar sold receivables. The fair value of amounts due from sales of receivables is estimated using cash flow analyses based on interest rates currently offered by Navistar Financial's finance operations.

     The fair value of investments and other assets is estimated based on quoted market prices or by discounting future cash flows.

     The short-term debt and variable-rate borrowings under Navistar Financial's bank revolving credit agreement, which is repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows.

Derivatives Held or Issued for Purposes Other Than Trading

     Derivatives are used by Transportation to transfer or reduce risks in foreign exchange and purchase transactions, reduce interest rate risks and potentially increase the return on invested funds.

         <PAGE 61>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


16.  FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     The use of derivatives by Manufacturing is generally not material. Collateralized Mortgage Obligations (CMO's) are purchased that have relatively stable cash flow patterns in relation to interest rate changes. At October 31, 1994, Manufacturing had no CMO's in its investment portfolio. Manufacturing, as conditions warrant, has hedged its foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from non-U.S. dollar foreign sales. Contracted purchases of commodities for manufacturing may be hedged up to one year. At October 31, 1994, there were no hedging instruments in effect.

     Navistar Financial generally acquires floating rate wholesale receivables and fixed rate retail receivables and funds floating rate receivables with floating rate funding and fixed rate receivables with fixed rate funding. Interest rate caps and swaps are used when needed to convert floating rate funds to fixed and vice versa to match the asset portfolio. In addition, Navistar Financial will use a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. During fiscal 1994, Navistar Financial entered into two short-term forward interest rate lock agreements related to two sales of receivables. At October 31, 1994, there were no swap agreements outstanding. One interest rate cap, purchased in 1985 for a notional amount of $50 million, which serves to partially hedge the interest cost of variable rate debt remains outstanding. The Financial Services' insurance companies use CMO's and foreign exchange future contracts to increase the yield on their investment portfolios. These instruments totalled $24 million at October 31, 1994.


17.  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS ON ASSETS

     At October 31, 1994, commitments for capital expenditures in progress were approximately $33 million.

     At October 31, 1994, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. Transportation is subject to maximum recourse of $135 million on retail contracts and $14 million on retail leases. Based on historical loss trends however, Transportation's exposure to loss is not considered material.

     The Canadian operating subsidiary and certain subsidiaries included in Financial Services are parties to agreements which restrict the amounts which can be distributed to Transportation in the form of dividends or loans and advances which can be made. As of October 31, 1994, these subsidiaries had $340 million of net assets, of which $203 million was restricted as to distribution.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of Navistar Financial to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1994.

         <PAGE 62>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


18.  LEGAL PROCEEDINGS

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. The bond and the related collateral will be released when the order of the Court of Appeals is filed.

     Transportation and the Economic Development Administration (EDA), a division of the U.S. Department of Commerce, reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental
disputes related to the Wisconsin Steel property.   EDA and Transportation
became 90% and 10% beneficiaries, respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation, who in turn will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues as well as reimburse them for a portion of environmental response costs spent by EDA. The Department of Justice must approve the final settlement before the interest in the trust, or the property, is transferred to Transportation.

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

19.  SHAREOWNER'S EQUITY

     The number of authorized shares of Transportation's capital stock at October 31, 1994 was 100,000 with a par value of $1.00 per share and the number of issued and outstanding shares was 1,000. All the issued and outstanding stock is owned by Navistar International Corporation and no shares are reserved for officers and employees or for options, warrants, conversions and other rights.

         <PAGE 63>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                              4th Quarter       3rd Quarter       2nd Quarter       1st Quarter
                            --------------    --------------    --------------    ---------------
(Millions of dollars,
 except per share data)      1994     1993     1994     1993     1994     1993     1994     1993
- -------------------------------------------------------------------------------------------------
Consolidated Operations
Sales and revenues .......  $1,548   $1,305   $1,251   $1,127   $1,392   $1,243   $1,139   $1,040
                            ======   ======   ======   ======   ======   ======   ======   ======

Net income (loss):
  Income (loss) before
    Supplemental
    Trust contribution ...  $   43   $   17   $    7   $    5   $   11   $   25   $    1   $    4
  Supplemental Trust
    contribution .........       -        -        -     (513)       -        -        -        -
  Income tax benefit
    (expense) ............      (6)      (5)      (5)      (3)      (4)      (5)      (7)      (6)
                            ------   ------   ------   ------   ------   ------   ------   ------
Income (loss)
  Continuing operations ..      37       12        2     (511)       7       20       (6)      (2)
  Discontinued operations.     (33)       -        -        -        -        -        -        -
  Cumulative effect
    of changes in
    accounting policy (a).       -        -        -        -        -        -        -   (1,144)
                            ------   ------   ------   ------   ------   ------   ------  -------
Net income (loss) ........  $    4   $   12   $    2   $ (511)  $    7   $   20   $   (6) $(1,146)
                            ======   ======   ======   =======  ======   ======   ======  =======

Supplemental Data
Manufacturing
  Sales and revenues .....  $1,509   $1,260   $1,215   $1,081   $1,355   $1,191   $1,092   $  988
  Gross margin ...........     201      171      154      134      160      162      140      126
  Income (loss)
    before taxes and
    Financial Services ...      28        2       (7)    (523)      (1)      10      (18)     (12)

Financial Services
  Revenues ...............      54       57       51       56       50       62       59       62
  Interest expense .......      19       19       17       19       17       19       17       22
  Income before taxes ....      15       15       14       15       12       15       19       16

    Transactions between Manufacturing and Financial Services operations have been eliminated from
    Consolidated Operations.  See Notes 1 and 2.

 --------------------------------------------------------------------------------------------------

 (a)  In the third quarter of 1993, Transportation adopted SFAS 106 and SFAS 109 retroactive to November 1, 1992.  As required, the previously reported results for the first and second quarters of 1993 were restated.

         <PAGE 64>

                                    ==========
                    NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (continued)


FOURTH QUARTER 1994 RESULTS

     Fourth quarter consolidated sales and revenues of $1,548 million were 19% higher than the same period a year ago. Company Class 5 through 8 truck retail deliveries increased 22%, reflecting a 20% improvement to 92,600 units in United States and Canadian industry retail sales. For the fourth quarter, Transportation maintained its leadership in the combined Class 5 through 8 market in the United States and Canada with a market share of 28.3%, an increase from the 27.9% reported last year. Shipments of 34,000 mid-range diesel engines by Transportation to original equipment manufacturers were 4% higher than the same quarter of 1993 reflecting consumer demand for the diesel-powered light trucks and vans which use this engine. Service parts sales increased 11% from the fourth quarter of 1993.

     Income from continuing operations was $37 million, an increase from the $12 million reported for the same period in 1993. Net income of $4 million included a $33 million charge to discontinued operations for environmental liabilities at production facilities of two formerly owned businesses. See Note 6 to the Financial Statements.

     Manufacturing gross margin for the period was 13.4%, slightly below the 13.6% for the fourth quarter of 1993. The favorable affect of higher sales volume and improved performance was more than offset by the provision for payment to employees as required by Transportation's profit sharing agreements and the impact of additional costs incurred to meet customer delivery commitments.

     Financial Services income before taxes was $15 million unchanged from the same period in 1993.

         <PAGE 65>


                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                 -------------------------------------------


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



Navistar International Transportation Corp.:


     We have audited the financial statements and financial statement schedule of Navistar International Transportation Corp. and Consolidated Subsidiaries listed in Item 8 and Item 14. These consolidated financial statements and financial statement schedule are the responsibility of Transportation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Transportation Corp. and Consolidated Subsidiaries at October 31, 1994 and 1993, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 4 to the Financial Statements, effective November 1, 1992, Transportation changed its methods of accounting for postretirement benefits other than pensions and for income taxes.


Deloitte & Touche LLP
December 12, 1994
Chicago, Illinois

         <PAGE 66>
                                                           EXHIBIT 23


                 NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                 -------------------------------------------


                         INDEPENDENT AUDITORS' CONSENT




Navistar International Transportation Corp.:

    We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 of Navistar International Transportation Corp. on Form S-8 of our report dated December 12, 1994, appearing in this Annual Report on Form 10-K of Navistar International Transportation Corp. for the year ended October 31, 1994.


Deloitte & Touche LLP
January 27, 1995
Chicago, Illinois

         <PAGE 67>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                 PART III


ITEMS 10, 11, 12 AND 13

         Intentionally omitted. See the index page to this Report for explanation.

         <PAGE 68>

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
- --------------------

    See Index to Financial Statements in Item 8.

Schedules                                                          Page
- ---------                                                          ----

VIII  - Valuation and Qualifying Accounts and Reserves              F-1


    All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.


Exhibits, Including those Incorporated by Reference                Page
- ---------------------------------------------------                ----

(3)    Articles of Incorporation and By-Laws ..................     E-1
(4)    Instruments Defining the Rights of Security Holders,
         including Indentures .................................     E-2
(10)   Material Contracts .....................................     E-3
(23)   Independent Auditors' Consent ..........................     66
(24)   Power of Attorney ......................................     70
(28.1)  Navistar Financial Corporation Annual Report on
          Form 10-K for the fiscal year ended October 31, 1994      N/A


     All exhibits other than those indicated above are omitted because of the absence of the condition under which they are required or because information called for is shown in the financial statements and notes thereto.

Reports on Form 8-K
- -------------------

     No reports on Form 8-K were filed for the three months ended
October 31, 1994.

        <PAGE 69>
SIGNATURE


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



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
               (Registrant)



/s/  Robert I. Morrison
- -----------------------------------
     Robert I. Morrison                          January 27, 1995
     Vice President and Controller
     (Principal Accounting Officer)

        <PAGE 70>
SIGNATURE


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


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                    Title                  Date
- ---------------------   ---------------------------- ----------------

/s/ James C. Cotting
- ---------------------
    James C. Cotting    Chairman                     January 27, 1995
                        and Chief Executive Officer
                        and Director
                        (Principal Executive Officer)


/s/ John R. Horne
- ---------------------
    John R. Horne       President                    January 27, 1995
                        and Chief Operating Officer
                        and Director


/s/ Robert C. Lannert
- ---------------------
    Robert C. Lannert  Executive Vice President      January 27, 1995
                       and Chief Financial Officer
                       and Director

        <PAGE 71>
                                                                                                    SCHEDULE VIII
                                          NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                                        AND SUBSIDIARIES
                                                          ============
                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                       FOR THE YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992
                                                     (MILLIONS OF DOLLARS)




                 COLUMN A               COLUMN B       COLUMN C                COLUMN D            COLUMN E
                 --------               --------       --------                --------            --------

                                         BALANCE                            DEDUCTIONS FROM
                DESCRIPTION                 AT                                  RESERVES            BALANCE
      DESCRIPTION                       BEGINNING  ADDITIONS CHARGED                                AT END
      OF RESERVES      DEDUCTED FROM     OF YEAR       TO INCOME        DESCRIPTION       AMOUNT    OF YEAR
      -----------      -------------    ---------  -----------------    -----------       ------    -------

Reserves deducted from
  assets to which they
  apply:

          1994
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  36          $   2      less recoveries ...   $  13     $  25
                                           =====          =====                            =====     =====

          1993
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  34          $   6      less recoveries ...   $   4     $  36
                                           =====          =====                            =====     =====

          1992
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  27          $  21      less recoveries ...   $  14     $  34
                                           =====          =====                            =====     =====