Form 10-Q
period 1995-04-30
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1995-06-12
CIK 51296

<PAGE 1>

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 5, 1995, the number of shares outstanding of the registrant's common stock was 1,000.

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

        <PAGE 2>


                  NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                               AND SUBSIDIARIES
                               ----------------


                                    INDEX
                                    -----

                                                                    Page
                                                                  Reference
                                                                  ---------


Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income --

         Three Months and Six Months Ended April 30, 1995 and 1994    3
      Statement of Financial Condition --
         April 30, 1995, October 31, 1994 and April 30, 1994 .....    5

      Statement of Cash Flow --
         Six Months Ended April 30, 1995 and 1994 ................    7

      Notes to Financial Statements ..............................    8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition ...................   13

Part II. Other Information:

   Item 1.  Legal Proceedings ....................................   17

   Item 6.  Exhibits and Reports on Form 8-K .....................   17

   Signature .....................................................   18

         <PAGE 3>
                                                PART I - FINANCIAL INFORMATION
                                                ------------------------------
Item 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
- ------------------------------------------------------------------------------
Millions of dollars
- ------------------------------------------------------------------------------

                                                                         Three Months Ended April 30
                                          -----------------------------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries                  Manufacturing*           Financial Services*
                                          -------------------------  Note        ----------------------      ----------------------
                                              1995          1994     Reference     1995          1994          1995          1994
                                            --------      --------   ---------   --------      --------      --------      --------
Sales and revenues
Sales of manufactured products ............ $  1,586      $  1,350               $  1,586      $  1,350      $      -      $      -
Finance and insurance revenue .............       40            36                      -             -            54            49
Other income ..............................        9             7                      7             5             4             2
                                            --------      --------               --------      --------      --------      --------
  Total sales and revenues ................    1,635         1,393                  1,593         1,355            58            51
                                            --------      --------               --------      --------      --------      --------
Costs and expenses
Cost of products and services sold ........    1,366         1,191                  1,364         1,190             2             1
Postretirement benefits ...................       55            44   Note D            55            43             -             1
Engineering expense .......................       26            22                     26            22             -             -
Marketing and administrative expense ......       73            68                     66            61             7             7
Interest expense ..........................       44            41                     24            24            22            17
Financing charges on sold receivables .....        9             3                     23            16             -             -
Insurance claims and underwriting expense .       14            13                      -             -            14            13
                                            --------      --------               --------      --------      --------      --------
  Total costs and expenses ................    1,587         1,382                  1,558         1,356            45            39
                                            --------      --------               --------      --------      --------      --------
Income (loss) before income taxes
  Manufacturing ...........................        -             -                     35            (1)            -             -
  Financial Services ......................        -             -                     13            12             -             -
                                            --------      --------               --------      --------      --------      --------
    Income before income taxes ............       48            11                     48            11            13            12
    Income tax expense ....................      (11)           (4)  Note E           (11)           (4)           (4)           (4)
                                            --------      --------               --------      --------      --------      --------

Net income ................................ $     37      $      7               $     37      $      7      $      9      $      8
                                            ========      ========               ========      ========      ========      ========

See Notes to Financial Statements.

         <PAGE 4>








                                   Six Months Ended April 30
 ---------------------------------------------------------------------------------------------
   Navistar International
  Transportation Corp. and
 Consolidated Subsidiaries               Manufacturing*                 Financial Services*
 -------------------------         -------------------------         -------------------------
   1995             1994             1995             1994             1995             1994
 --------         --------         --------         --------         --------         --------

 $  2,953         $  2,437         $  2,953         $  2,437         $      -         $      -
       75               80                -                -              102              105
       20               15               15               10                8                5
 --------         --------         --------         --------         --------         --------
    3,048            2,532            2,968            2,447              110              110
 --------         --------         --------         --------         --------         --------

    2,564            2,137            2,561            2,135                3                2
      105               90              104               89                1                1
       50               44               50               44                -                -
      142              130              128              117               14               13
       86               84               48               50               41               34
       15                6               42               31                -                -
       27               29                -                -               27               29
 --------         --------         --------         --------         --------         --------
    2,989            2,520            2,933            2,466               86               79
 --------         --------         --------         --------         --------         --------

        -                -               35              (19)               -                -
        -                -               24               31                -                -
 --------         --------         --------         --------         --------         --------
       59               12               59               12               24               31
      (15)             (11)             (15)             (11)              (8)             (11)
 --------         --------         --------         --------         --------         --------

 $     44         $      1         $     44         $      1         $     16         $     20
 ========         ========         ========         ========         ========         ========

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes Transportation's wholly-owned subsidiary,
   Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
   Transactions between Manufacturing and Financial Services have been eliminated from the
   "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns.  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note B.

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- ------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International
                                                                            Transportation Corp. and
                                                                            Consolidated Subsidiaries
                                                                     --------------------------------------
                                                                      April 30     October 31     April 30     Note
                                                                        1995          1994          1994       Reference
                                                                      --------     ----------     --------     ---------
ASSETS
- -----------------------------------
Cash and cash equivalents ......................................      $    349      $    454      $    239
Marketable securities ..........................................           192           170           257
Receivables, net ...............................................         1,703         1,512         1,581
Inventories ....................................................           493           429           437     Note F
Prepaid pension assets .........................................            54            63            96
Property, net of accumulated depreciation
  and amortization of $716, $684 and $665 ......................           592           578           542
Equity in Financial Services subsidiaries ......................             -             -             -
Investments and other assets ...................................           200           163           216
Intangible pension assets ......................................           309           309           340
                                                                      --------      --------      --------
Total assets ...................................................      $  3,892      $  3,678      $  3,708
                                                                      ========      ========      ========

LIABILITIES AND SHAREOWNER'S EQUITY
- -----------------------------------
Liabilities
Accounts payable ...............................................      $    901      $    836      $    773
Accrued liabilities ............................................           470           428           427
Short-term debt ................................................           223           558           111
Long-term debt due Parent Company ..............................           909           932           951
Long-term debt .................................................         1,207           696         1,188
Other long-term liabilities ....................................           298           290           288
Loss reserves and unearned premiums ............................           125           136           134
Postretirement benefits liabilities ............................         1,209         1,299         1,353     Note D
                                                                      --------      --------      --------
  Total liabilities ............................................         5,342         5,175         5,225
                                                                      --------      --------      --------

Shareowner's equity
Capital stock (1,000 shares issued) ............................           785           785           785
Retained earnings (deficit) ....................................        (2,244)       (2,288)       (2,310)
Accumulated foreign currency translation adjustments and
  net unrealized holding gains (losses) on marketable securities             9             6             8
                                                                      --------      --------      --------
  Total shareowner's equity ....................................        (1,450)       (1,497)       (1,517)
                                                                      --------      --------      --------
Total liabilities and shareowner's equity ......................      $  3,892      $  3,678      $  3,708
                                                                      ========      ========      ========

See Notes to Financial Statements.

         <PAGE 6>






               Manufacturing*                                    Financial Services*
 ------------------------------------------          ------------------------------------------
 April 30        October 31        April 30          April 30        October 31        April 30
   1995             1994             1994              1995             1994             1994
 --------        ----------        --------          --------        ----------        --------


 $    269         $    396         $    204          $     80         $     58         $     35
       54               32              117               138              138              140
      249              180              220             1,551            1,342            1,462
      493              429              437                 -                -                -
       53               62               95                 1                1                1

      559              549              526                33               29               16
      264              249              250                 -                -                -
      151              149              199                49               14               17
      309              309              340                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  2,401         $  2,355         $  2,388          $  1,852         $  1,582         $  1,671
 ========         ========         ========          ========         ========         ========




 $    846         $    779         $    732          $    154         $     70         $    142
      444              405              398                24               20               29
       42               39               56               181              519               55
      909              932              951                 -                -                -
      120              124              143             1,087              572            1,045
      288              281              279                10                9                9
        -                -                -               125              136              134
    1,202            1,292            1,346                 7                7                7
 --------         --------         --------          --------         --------         --------
    3,851            3,852            3,905             1,588            1,333            1,421
 --------         --------         --------          --------         --------         --------


      785              785              785               178              178              178
   (2,244)          (2,288)          (2,310)               86               73               72

        9                6                8                 -               (2)               -
 --------         --------         --------          --------         --------         --------
   (1,450)          (1,497)          (1,517)              264              249              250
 --------         --------         --------          --------         --------         --------
 $  2,401         $  2,355         $  2,388          $  1,852         $  1,582         $  1,671
 ========         ========         ========          ========         ========         ========

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes Transportation's wholly-owned subsidiary,
    Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
    Transactions between Manufacturing and Financial Services have been eliminated from the
    "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note B.

        <PAGE 7>

STATEMENT OF CASH FLOW (Unaudited)
- ----------------------------------------------------------------------------------
Six Months Ended April 30 (Millions of dollars)
- ----------------------------------------------------------------------------------

                                              Navistar International
                                             Transportation Corp. and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Cash flow from operations
Net income .................................... $     44    $      1                  $     44    $      1    $     16    $     20
Adjustments to reconcile net income to cash
  provided by (used in) operations:
  Depreciation and amortization ...............       43          40                        40          38           3           2
  Equity in earnings of Financial Services,
    net of dividends received .................        -           -                       (13)         (8)          -           -
  Additional pension funding ..................      (72)          -                       (72)          -           -           -
  Other, net ..................................        2         (12)                        5           3          (3)        (15)
  Change in operating assets and liabilities ..      (92)       (156)    Note C            (43)        (56)         78          70
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) operations .........      (75)       (127)                      (39)        (22)         94          77
                                                --------    --------                  --------    --------    --------    --------
Cash flow from investment programs
Purchase of retail notes and lease receivables.     (457)       (431)                        -           -        (457)       (431)
Principal collections on retail notes
  and lease receivables .......................       63         107                         -           -          63         107
Sale of retail notes receivables ..............      312         516                         -           -         312         516
Acquisitions over cash collections
  of wholesale notes and accounts receivable ..        -           -     Note C              -           -        (127)       (170)
Purchase of marketable securities .............      (92)       (310)                      (68)       (264)        (24)        (46)
Sales or maturities of marketable securities ..       74         241                        47         201          27          40
Proceeds from property sold under
 sale/leaseback ...............................        -          87                         -          87           -           -
Capital expenditures ..........................      (50)        (33)                      (50)        (33)          -           -
Other investment programs, net ................        1          11                         7           1          (6)         10
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) investment programs.     (149)        188                       (64)         (8)       (212)         26
                                                --------    --------                  --------    --------    --------    --------
Cash flow from financing activities
Principal payments on debt ....................     (429)        (28)                      (29)        (28)       (400)          -
Net increase (decrease) in notes
  and commercial paper ........................      343        (100)                        5           -         338        (100)
Increase in debt outstanding
  under bank revolving credit facility ........      205           -                         -           -         205           -
Dividends paid ................................        -           -                         -           -          (3)        (12)
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) financing activities      119        (128)                      (24)        (28)        140        (112)
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  Increase (decrease) during the period .......     (105)        (67)                     (127)        (58)         22          (9)
  At beginning of the year ....................      454         306                       396         262          58          44
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents at end of the period. $    349    $    239                  $    269    $    204    $     80    $     35
                                                ========    ========                  ========    ========    ========    ========

See Notes to Financial Statements.                                                    * "Manufacturing" includes the consolidated
                                                                                        financial results of Transportation's
                                                                                        manufacturing operations with its wholly-
                                                                                        owned financial services subsidiaries
                                                                                        included under the equity method of
                                                                                        accounting.  "Financial Services" includes
                                                                                        Transportation's wholly-owned subsidiary,
                                                                                        Navistar Financial Corporation, and other
                                                                                        wholly-owned finance and insurance
                                                                                        subsidiaries.  Transactions between
                                                                                        Manufacturing and Financial Services
                                                                                        have been eliminated from the "Navistar
                                                                                        International Transportation Corp. and
                                                                                        Consolidated Subsidiaries" columns.
                                                                                        The basis of consolidation is described
                                                                                        in Note A while a summary of eliminations
                                                                                        is shown in Note B.

        <PAGE 8>

             Navistar International Transportation Corp. and Subsidiaries
                      Notes to Financial Statements--(Unaudited)


Note A  Summary of Accounting Policies

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation", is the wholly-owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company." See Note 1 to the Consolidated Financial Statements in the 1994 Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1994 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial) and other wholly-owned foreign finance and insurance subsidiaries.

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

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

        <PAGE 9>

             Navistar International Transportation Corp. and Subsidiaries
                      Notes to Financial Statements--(Unaudited)


Note B  Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME
                                    Three Months Ended     Six Months Ended
                                         April 30               April 30
                                    ------------------    -------------------
Millions of dollars                    1995      1994        1995      1994
- -----------------------------------------------------------------------------

Sales and revenues
  Finance and insurance revenue ..   $  (14)   $  (13)      $  (27)   $  (25)
  Other income ...................       (2)        -           (3)        -
                                     ------    ------       ------    ------
                                     $  (16)   $  (13)      $  (30)   $  (25)
                                     ======    ======       ======    ======
Costs and expenses
  Financing charges
    on sold receivables              $  (14)   $  (13)      $  (27)   $  (25)
  Interest expense ...............       (2)        -           (3)        -
                                     ------    ------       ------    ------
                                     $  (16)   $  (13)      $  (30)   $  (25)
                                     ======    ======       ======    ======

Income before income taxes,
  Financial Services .............   $  (13)   $  (12)      $  (24)   $  (31)
                                     ======    ======       ======    ======

STATEMENT OF FINANCIAL CONDITION

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Receivables, net .................    $  (97)        $  (10)        $ (101)
Equity in Financial
  Services subsidiaries ..........      (264)          (249)          (250)
                                      ------         ------         ------

Total assets .....................    $ (361)        $ (259)        $ (351)
                                      ======         ======         ======

Accounts payable .................    $  (99)        $  (13)        $ (101)
Accrued liabilities ..............         2              3              -
Shareowner's equity,
  Financial Services .............      (264)          (249)          (250)
                                      ------         ------         ------
Total liabilities
  and shareowner's equity ........    $ (361)        $ (259)        $ (351)
                                      ======         ======         ======
STATEMENT OF CASH FLOW
                                     Six Months Ended
                                          April 30
                                      ----------------
Millions of dollars                    1995      1994
- ------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
    Operations ...................   $ (130)   $ (182)
    Investment programs ..........      127       170
    Financing activities .........        3        12
                                     ------    ------
Change in cash
  and cash equivalents ...........   $    -    $    -
                                     ======    ======

        <PAGE 10>

             Navistar International Transportation Corp. and Subsidiaries
                      Notes to Financial Statements--(Unaudited)


Note C  Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used
in) operations:
                                                           Six Months Ended
                                                                April 30
                                                          ------------------
Millions of dollars                                          1995      1994
- ----------------------------------------------------------------------------

MANUFACTURING
   (Increase) decrease in receivables ..............        $   30    $   (8)
   Increase in inventories .........................           (64)      (28)
   Increase in accounts payable ....................            66        53
   Increase in accrued liabilities/other ...........            24        18
   Increase in advances to Navistar Financial ......           (99)      (91)
                                                            ------    ------
 Manufacturing change in operating assets
  and liabilities ..................................           (43)      (56)
                                                            ------    ------
 FINANCIAL SERVICES
   Decrease in accounts payable ....................           (24)      (26)
   Increase in accrued liabilities .................             3         5
   Increase in advances from Transportation ........            99        91
                                                            ------    ------
   Financial Services change in operating assets
     and liabilities ...............................            78        70
                                                            ------    ------

Eliminations/reclassifications (a) .................          (127)     (170)
                                                            ------    ------

Change in operating assets and liabilities .........        $  (92)   $ (156)
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

     Consolidated interest payments during the first six months of 1995 and 1994 were $84 million and $97 million, respectively. Consolidated tax payments during the first six months of 1995 and 1994 were $18 million and $9 million, respectively.

        <PAGE 11>

             Navistar International Transportation Corp. and Subsidiaries
                      Notes to Financial Statements--(Unaudited)


Note D  Postretirement Benefits

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

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income as follows:

                                    Three Months Ended     Six Months Ended
                                         April 30               April 30
                                    ------------------    -------------------
Millions of dollars                    1995      1994        1995      1994
- -----------------------------------------------------------------------------

Pension expense ..................   $   28    $   27       $   57    $   55
Health care and life insurance ...       18        17           35        33
Profit sharing Trust contribution.        9         -           13         2
                                     ------    ------       ------    ------
Total postretirement
  benefits expense ...............   $   55    $   44       $  105    $   90
                                     ======    ======       ======    ======

     On the Statement of Financial Condition, the postretirement benefits liabilities includes the following:

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Pension ..........................    $  458         $  549         $  611
Health care and life insurance ...       751            750            742
                                      ------         ------         ------
Postretirement benefits
  liabilities ....................    $1,209         $1,299         $1,353
                                      ======         ======         ======
Note E   Income Taxes

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109), recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income.
Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and loss carryforwards (NOL's) generated in earlier years.

        <PAGE 12>

             Navistar International Transportation Corp. and Subsidiaries
                      Notes to Financial Statements--(Unaudited)


Note F  Inventories

     Inventories are as follows:

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Finished products ................    $  211         $  169         $  185
Work in process ..................       126            103             91
Raw materials and supplies .......       156            157            161
                                      ------         ------         ------

Total inventories ................    $  493         $  429         $  437
                                      ======         ======         ======
Note G  Financial Instruments

     Derivatives are used by Transportation to transfer or reduce risks of foreign exchange and interest rate volatility and potentially increase the return on invested funds.

     The use of derivatives by Manufacturing is generally not material as disclosed in the Company's Annual Report on Form 10-K at October 31, 1994. At April 30, 1995, Manufacturing had no collateralized mortgage obligations in its investment portfolio and there were no hedging instruments in effect which is unchanged from October 31, 1994.

     Navistar Financial uses interest rate caps and swaps when needed to convert floating rate funds to fixed and vice versa to match its receivable asset portfolio and a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. In addition to the instruments disclosed in the Annual Report on Form 10-K at October 31, 1994, in February and April, 1995, Navistar Financial entered into a total of four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial hedged a total of $300 million against three U.S. Treasury notes maturing in 1997. These forward interest rate lock agreements expired on May 18, 1995, in conjunction with the sale of $425 million of retail notes receivable.

     In June 1995, Navistar Financial entered into three short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial, in anticipation of selling receivables prior to November 1, 1995, hedged, until that date, a total of $150 million against a U.S. Treasury note maturing in 1997.

     The Financial Services' insurance companies use CMO's to increase the yield on their investment portfolios. These instruments totalled $31 million at April 30, 1995.

Note H  Subsequent Event

     Navistar Financial's wholly-owned subsidiary, Navistar Financial Securities Corporation, filed a registration statement with the Securities and Exchange Commission providing for the issuance of up to $200 million of pass-through certificates backed by an undivided ownership interest in wholesale notes in December 1994. The registration statement was declared effective March 1, 1995 and on June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200 million of 9.3 year asset-backed certificates to the public. The net proceeds of $198 million will be used by Navistar Financial for general working capital purposes.

        <PAGE 13>

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $37 million for the second quarter ended April 30, 1995 an improvement from net income of $7 million reported for the same period last year. For the first six months of 1995, the Company reported net income of $44 million, an increase from the $1 million reported for the first six months of 1994.

     Consolidated sales and revenues for the second quarter of 1995 totalled $1,635 million, an increase of 17% from the $1,393 million reported for the
comparable period in 1994.   During the first six months of 1995, consolidated
sales and revenues increased to $3,048 million from $2,532 million. The increase in sales and revenues was the result of continued strong demand for trucks and diesel engines.

Manufacturing

     Second Quarter Ended April 30, 1995
     -----------------------------------

     Manufacturing, excluding Financial Services, reported income before income taxes of $35 million compared with a pretax loss of $1 million in the second quarter of 1994. The increase in 1995 operating results over 1994 reflects the effects of margin improvements which were achieved through continued strong sales of the Company's truck and engine products, more favorable pricing and various cost improvement initiatives.

     As a result of the continuing strength of the economies of the United States and Canada, second quarter 1995 industry retail sales of Class 5 through 8 trucks totalled 97,800 units, an increase of 18% over 1994. Class 8 heavy truck industry sales of 58,300 units during the second quarter of 1995 were 15% higher than the 1994 level of 50,600 units. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 22% to 39,600 units. Industry sales of school bus chassis accounts for about 15% of the medium truck market.

     The Company's sales of trucks, diesel engines and service parts for the second quarter of 1995 totalled $1,586 million, 17% above the $1,350 million reported for the same period in 1994. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 25.7% market share. The Company's market share for the second quarter of fiscal 1994 was 26.9%.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the second quarter of fiscal 1995 totalled 40,200 units, an increase of 18% from the same period of fiscal 1994. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $177 million in the second quarter of fiscal 1995 were off slightly from the prior year's level of $185 million.

     Other income was $7 million in 1995, up from $5 million in the second quarter of 1994 as a result of increased interest income on cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin (sales less cost of sales) was 14.0% of sales for the second quarter of 1995 compared with 11.9% for the same period in fiscal 1994. The improved gross margin is primarily a result of the increase in sales volume, more favorable pricing and improved cost performance.

        <PAGE 14>

     Marketing and administrative expense increased to $66 million in 1995 from $61 million in the second quarter of 1994 primarily as a result of higher sales and distribution expense. Finance service charges on sold receivables were $23 million, up $7 million over the same period in 1994, as a result of higher truck sales and increased interest rates.

     Six Months Ended April 30, 1995
     -------------------------------

     Pretax income, excluding Financial Services, for the first six months of 1995 was $35 million, an increase from the $19 million loss reported for the same period of 1994.

     Manufacturing's sales and revenues during this period totalled $2,953 million, 21% higher than the first two quarters of 1994. During the first six months of 1995, sales of trucks improved 19% while sales of diesel engines to original equipment manufacturers increased 34%. Service parts sales increased slightly over the same period in 1994.

     Industry retail sales of Class 5 through 8 trucks during the first half of fiscal 1995 totalled 187,100 units, an increase from the 158,400 units sold during this period in 1994. The Company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first six months of the fiscal year, although its market share declined to 25.7% from 26.2% for the same period last year.

     During the first two quarters of 1995, other income totalled $15 million, up from $10 million in 1994, as a result of increased interest income on cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin for the first six months of 1995 was 13.3%, an improvement from 12.4% during the same period of 1994. The factors which influenced gross margin during the second quarter of 1995 were also responsible for the change during the first half of the year.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                    Three Months Ended     Six Months Ended
                                         April 30               April 30
                                    ------------------    -------------------
                                       1995      1994        1995      1994
- -----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation .   $   12    $   12       $   23    $   30
  Foreign Subsidiaries ...........        1         -            1         1
                                     ------    ------       ------    ------

    Total ........................       13        12           24        31
  Income tax expense .............       (4)       (4)          (8)      (11)
                                     ------    ------       ------    ------

Net income .......................   $    9    $    8        $  16    $   20
                                     ======    ======        =====    ======

     Navistar Financial's income before income taxes for the second quarter of fiscal 1995 was $12 million, unchanged from the comparable period in 1994. Higher income from an increased volume of wholesale financing to support the demand for trucks was offset by Navistar Financial's insurance subsidiary's higher loss experience in liability lines and lower written premium volume.

        <PAGE 15>

     Income before income taxes for the first six months of 1995 was $23 million for Navistar Financial, a decrease from the $30 million reported in 1994. The change was a result of lower margins on retail financing in the first quarter of fiscal 1995, as rising interest costs could not be offset fully by increased retail note pricing, and Navistar Financial's insurance subsidiary's higher liability loss experience and lower written premium volume.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $541 million at April 30, 1995, $624 million at October 31, 1994 and $496 million at April 30, 1994.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $323 million at April 30, 1995, $428 million at October 31, 1994 and $321 million at April 30, 1994. This included cash and cash equivalents of $269 million at April 30, 1995, $396 million at October 31, 1994, and $204 million at April 30, 1994.

     Cash generated by operations during the first six months of 1995 totalled $60 million, excluding a $99 million advance to Navistar Financial, resulting in net cash used in operations of $39 million as reported on the Statement of Cash Flow. Cash provided by operations resulted primarily from net income of $44 million, a net change in operating assets and liabilities which provided cash of $56 million, excluding the advance to Navistar Financial and $32 million of reconciling non-cash items. These items were offset by additional pension funding of $72 million. Cash of $50 million was also used in the Company's investment programs to fund capital expenditures intended to increase capacity or to improve cost performance.

     Other investment programs included primarily a net increase in marketable securities of $21 million. Financing programs used $24 million for a net reduction of debt.

     The net change in other operating assets and liabilities of $56 million, reflects a $30 million reduction in outstanding receivables and increased inventories of $64 million offset by increased accounts payable of $66 million resulting from higher production. There was also a $24 million increase in other liabilities as a result of the timing of miscellaneous payments.

     At April 30, 1995, the Company had outstanding capital commitments of $62 million. The commitments include truck and engine product development, expansion of production facilities and ongoing maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

        <PAGE 16>

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $218 million at April 30, 1995, $196 million at October 31, 1994, and $175 million at April 30, 1994. This included cash and cash equivalents of $80 million at April 30, 1995, $58 million at October 31, 1994 and $35 million at April 30, 1994.

     Operations provided $94 million in cash during the first six months of 1995 primarily from $99 million in funds advanced to Navistar Financial by Transportation. Cash from operations and from financing activities funded Financial Services investment programs. Financing activities provided $140 million in cash during this period reflecting a net increase in debt of $143 million. The investment programs used $212 million during the first two quarters of 1995 as a result of a net increase of $209 million in retail and wholesale finance receivables.

     During the first six months of fiscal 1995, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, unchanged from the comparable period in 1994. Navistar Financial's share of the retail financing of new trucks sold to customers in the United States was 13% during the first half of 1995, a decrease from 15% in 1994. Navistar Financial's reduced level of retail financing is a result of competition and liquidity in the commercial financing markets.

     At April 30, 1995, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility were $340 million, of which $81 million provided funding backup for the outstanding short-term debt. The remaining $259 million when combined with unrestricted cash and cash equivalents made $307 million available to fund the general business purposes of Navistar Financial. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Based on current demand, key market indicators and order backlogs, the Company currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 154,500 units, 15% above 1994 unit sales. In addition, the Company projects Class 8 heavy truck demand will reach 215,000 units, more than 5% above 1994 unit sales.

     The Company's diesel engine shipments to original equipment manufacturers are expected to be 153,900 units, 18% higher in 1995 than in 1994. Sales of service parts by the Company are forecast to grow 2% in 1995.

     Demand for Class 5, 6 and 7 medium trucks, Class 8 heavy trucks and mid-range diesel engines is cyclical. These markets are affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of U.S. and Canadian corporations. Demand for service parts and revenues from finance and insurance operations tend to follow the truck industry cycle but are more stable. The cyclical nature of these markets affects the Company's net income and its ability to generate cash from operations.

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

        <PAGE 17>


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


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended April 30, 1995.

        <PAGE 18>
SIGNATURE
                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
                (Registrant)


/s/  J. Steven Keate
- ----------------------------------
     J. Steven Keate
     Vice President and Controller

June 12, 1995