Form 10-K/A
period 1994-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1995-06-26
CIK 51296

<PAGE 1>
SIGNATURE

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


                                AMENDMENT NO. 1


     The undersigned registrant hereby amends the following exhibits of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto:

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



                                        /s/  J. Steven Keate
                                        ----------------------------------
                                             J. Steven Keate
                                             Vice President and Controller


                                             June 26, 1995

         <PAGE 2>

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

<PAGE 1>

                                                                Exhibit 28.2



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549





                        -----------------------------

                                  FORM 11-K
                                ANNUAL REPORT

                        -----------------------------





                         PURSUANT TO SECTION 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                 For the Fiscal Year Ended December 31, 1994

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

         <PAGE 2>

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


ITEM 2.  CHANGES IN INVESTMENT POLICY
- -------  ----------------------------

         Effective April 1, 1992, the Company contracted with IDS Financial Corporation and certain of its subsidiaries (IDS) to provide investment management services for the Plan (See Note 10).

         Participants can direct the investment of their account assets as follows:

              o IDS Trust Collective Income Fund II is a diversified pool of investment contracts varying in maturity date, size and yield and short-term cash instruments;

              o IDS Trust Equity Index Fund is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

              o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

              o IDS New Dimensions Fund is a mutual fund which invests primarily in common stocks of companies showing potential for significant profitability and growth.

              o Templeton Foreign Fund, which was added as an investment option effective October 3, 1994, is a specialty growth fund which invests primarily in common stocks and other securities of companies and governments outside the United States.


ITEM 3.  CONTRIBUTIONS UNDER THE PLAN
- -------  ----------------------------

         The Plan permits the Company to make matching and discretionary contributions. Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service. Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions, employee after-tax contributions and rollover contributions are fully vested immediately. The Company did not make any matching or discretionary contributions to the Plan during any of the three years in the period ended December 31, 1994.

<PAGE 3>

ITEM 4.  PARTICIPATING EMPLOYEES
- -------  -----------------------

         As of December 31, 1994, there were approximately 2,944 participants with assets in the Plan.


ITEM 5.  ADMINISTRATION OF THE PLAN
- -------  --------------------------

         (a) The Plan is administered by the Company's Pension Fund Investment Committee, the members of which are appointed by the Board of Directors of the Company. The members of the Pension Fund Investment Committee ("Committee") and their titles as of December 31, 1994, were as follows:

                     Name                        Company Title
              ----------------     ----------------------------------------

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

              John J. Bongiorno    Group Vice President and General Manager
                                    Financial Services

              John M. Sheahin      Senior Vice President Employee Relations
                                    and Administration

              Thomas M. Hough      Vice President and Treasurer

              Robert I. Morrison   Vice President and Controller


              On March 31, 1995, James C. Cotting retired as Chairman and Chief Executive Officer. He was succeeded by John R. Horne who was appointed President and Chief Executive Officer.

              Effective April 11, 1995, James C. Cotting resigned as a member of the Pension Fund Investment Committee. At that time,
              J. Steven Keate, Vice President and Controller, Navistar International Transportation Corp., was appointed to the Committee.

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

         (b) During 1994, no Committee member received any compensation from the Plan for services rendered in connection with the administration of the Plan.

         <PAGE 4>

ITEM 6.  CUSTODIAN OF INVESTMENTS
- -------  -------------------------

         (a) The trust established under the Plan is administered by IDS Trust, a division of IDS Bank & Trust Company, 1200 Northstar West, P. O. Box 534, Minneapolis, MN 55440-0534, Trustee, for the Navistar International Transportation Corp. 401(k) Retirement Savings Plan Trust. The Trustee also acts as custodian of the Plan's securities and investments. Effective January 1, 1995, IDS Trust has been renamed American Express Trust (See Note 10).

         (b)  The Trustee received no compensation from the Plan.

         (c) The Trustee has a financial institution's bond in the amount of $80 million at December 31, 1994.


ITEM 7.  REPORTS TO PARTICIPATING EMPLOYEES
- -------  ----------------------------------

         Participating employees were furnished quarterly statements during the year reflecting the status of their accounts.


ITEM 8.  INVESTMENT OF FUNDS
- -------  -------------------

         Brokerage fees of $230, $3,371 and $3,413 were paid by the Plan in 1994, 1993 and 1992, respectively. No brokerage fees were paid to any person described in the Securities and Exchange Commission's requirements for disclosure in Item 8(a)(2) of this form.


ITEM 9.  FINANCIAL STATEMENTS AND EXHIBITS
- -------  ---------------------------------

         (a)  Financial Statements                                Page No.
                                                                  --------

              Independent Auditors' Report                           F-1
              Independent Auditors' Consent                          F-1
              Statements of Net Assets Available for Benefits        F-2
              Statements of Changes in Net Assets
              Available for Benefits                                 F-3
              Notes to Financial Statements                      F-4 to F-10

              Schedules -- Schedules I, II, and III have been omitted because they are either not required or not applicable, or because the required information is shown in the financial statements or notes thereto.

         (b)  Exhibits
              None

         <PAGE 5>
SIGNATURE

INDEPENDENT AUDITORS' REPORT
- ----------------------------


Navistar International Transportation Corp.:

We have audited the accompanying Statements of Net Assets Available for Benefits of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") as of December 31, 1994 and 1993, and the related Statements of Changes in Net Assets Available for Benefits for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1994 and 1993, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
May 26, 1995
Chicago, Illinois



INDEPENDENT AUDITORS' CONSENT
- -----------------------------


Navistar International Transportation Corp.:

We consent to the incorporation by reference in the registration statement, including post-effective amendments, of Navistar International Transportation Corp. on Form S-8, File No. 2-70979 of our report dated May 26, 1995 appearing in the Annual Report on Form 11-K of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan for the year ended December 31, 1994.


DELOITTE & TOUCHE LLP
June 26, 1995
Chicago, Illinois

          <PAGE 6>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS AS OF DECEMBER 31
- -----------------------------------------------------------------
                                                      1994           1993
                                                  ------------   ------------
ASSETS

INVESTMENTS:
Navistar Pooled Stock Fund
  - at market value (1994 - 370,625 units
    of participation, cost $5,475,506 and
    1993 - 385,916 units of participation,
    cost $5,705,211)                               $ 1,558,478    $ 2,518,488
IDS Trust Collective Income Fund II
  - at market value (1994 - 2,859,436
    shares, cost $41,660,850, and 1993
    - 2,736,813 shares, cost $37,712,642)           41,645,934     37,699,725
IDS Trust Equity Index Fund
  - at market value (1994 - 1,093,724 shares,
    cost $12,343,187 and 1993 - 1,018,622 shares,
    cost $10,982,055                                13,309,536     12,251,445
IDS Selective Fund, Inc.
  - at market value (1994 - 414,328 shares,
    cost $3,879,797 and 1993 - 337,989 shares,
    cost $3,249,732)                                 3,514,752      3,249,083
IDS New Dimensions Fund, Inc.
  - at market value (1994 - 1,778,062 shares,
    cost $23,816,061 and 1993 - 1,572,254
    shares, cost $20,771,310)                       23,628,672     22,546,121
Templeton Foreign Fund - at market value
    (1994 - 262,729 shares, cost $2,503,679)         2,317,278              -
Participant loans                                    2,291,926      1,927,398
                                                   -----------    -----------
 Total investments                                  88,266,576     80,192,260
                                                   -----------    -----------

RECEIVABLES:
Participant pre-tax contributions                      795,346        738,629
Participant after-tax contributions                     14,171         13,054
Accrued dividend income                              1,107,099              -
                                                   -----------    -----------

Total receivables                                    1,916,616        751,683
                                                   -----------    -----------


Net Assets Available for Benefits                  $90,183,192    $80,943,943
                                                   ===========    ===========

See notes to financial statements.

         <PAGE 7>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE THREE YEARS ENDED DECEMBER 31
- ----------------------------------------------------------
                                        1994          1993          1992
                                    ------------  ------------  ------------
ADDITIONS TO NET ASSETS:
Investment Income:
  Net realized gains                 $    30,778   $    14,673   $   722,129
  Net appreciation (depreciation)
    in fair value of investments      (3,546,462)    2,127,750       957,649
  Interest income                      2,394,763     2,527,842     2,939,941
  Dividend income                      1,817,650     1,266,461       882,388
                                     -----------   -----------   -----------
Total investment income                  696,729     5,936,726     5,502,107
                                     -----------   -----------   -----------

Participant contributions:
  Pre-tax contributions               10,921,909    10,052,829     9,702,886
  After-tax contributions                178,286       170,700       178,577
                                     -----------   -----------   -----------
Total participant contributions       11,100,195    10,223,529     9,881,463
                                     -----------   -----------   -----------

Rollovers from other qualified plans     445,994        78,332       133,256
                                     -----------   -----------   -----------

TOTAL ADDITIONS                       12,242,918    16,238,587    15,516,826
                                     -----------   -----------   -----------

DEDUCTIONS FROM NET ASSETS:            3,000,569     1,724,974     2,033,657
Benefits paid to participants
Administrative expenses                        -             -        18,457
Transfers to other qualified plans         3,100         4,483         9,969
Other - Net                                    -             -         3,848
                                     -----------   -----------   -----------

TOTAL DEDUCTIONS                       3,003,669     1,729,457     2,065,931
                                     -----------   -----------   -----------


NET INCREASE                           9,239,249    14,509,130    13,450,895

NET ASSETS AVAILABLE FOR BENEFITS:
BEGINNING OF YEAR                     80,943,943    66,434,813    52,983,918
                                     -----------   -----------   -----------

END OF YEAR                          $90,183,192   $80,943,943   $66,434,813
                                     ===========   ===========   ===========

See notes to financial statements.

         <PAGE 8>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1994
- -------------------------------------------

1.  DESCRIPTION OF THE PLAN

    The following description of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a complete description of the Plan's provisions.

    The Plan is sponsored by Navistar International Transportation Corp. (the "Company") to provide savings and retirement benefits for certain eligible salaried employees of the Company and of certain of its affiliates that are participating under the Plan. The Plan was established February 1, 1965, and has subsequently been restated and amended to maintain qualification under Sections 401(a), 401(k) and 501 of the Internal Revenue Code of 1986 and to modify the provisions of the Plan.

    The Trustee, IDS Trust, which has changed its name to American Express Trust (See Note 10), is authorized to hold and invest the assets of the Plan in accordance with the provisions of the Trust Agreement between the Company and the Trustee.

    The Plan is offered to eligible Company employees who meet certain length of service requirements. Contributions may be made to the Plan on a pre-tax basis, an after-tax basis, or a combination of both. Pre-tax salary reduction contributions to the Plan are subject to annual maximum limits equal to the lesser of 20 percent of a participant's annual compensation or a prescribed dollar amount, indexed for inflation ($9,240, $8,994 and $8,728 for 1994, 1993 and 1992, respectively).
    After-tax contributions are subject to annual maximum limits of ten percent of annual compensation. Both pre-tax and after-tax contributions' may be elected at a minimum level of one percent of eligible compensation at any time. Subject to Company approval, certain eligible employees are allowed to make rollover contributions transfers to the Plan, if such contributions satisfy applicable regulations. Such employees are not required to be participants for any other purpose than their rollover account; however, neither after-tax contributions nor pre-tax salary reduction contributions may be made until such time as such employee would otherwise become eligible to and does elect participation in the Plan.

    The Plan permits the Company to make matching and discretionary contributions. Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service. Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions, employee after-tax contributions and rollover contributions are fully vested immediately. The Company did not make any matching or discretionary contributions to the Plan during any of the three years in the period ended December 31, 1994.

         <PAGE 9>

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounts of the Plan are maintained on the accrual basis of accounting. All investments are presented at published market values. Security transactions are accounted for on the trade date.

    Unrealized appreciation or depreciation on investments is determined by comparing the fair value of these separate Funds at the current year-end, net of contributions made during the year, to their respective fair values at the preceding year-end. Realized gains or losses are determined by comparing net sales proceeds to the fair value of the investment at the preceding year-end.

    In 1993, the Plan changed its method of accounting for benefits payable to comply with the 1993 AICPA Audit and Accounting Guide, "Audits of Employee Benefit Plans." The new guidance requires that benefits payable to persons who have withdrawn from participation in a defined contribution plan be disclosed in the footnotes to the financial statements rather than be recorded as a liability of the Plan. As of December 31, 1994, there were no benefits which were due to former participants who have withdrawn from participation in the Plan. As of December 31, 1993, benefits of $105,217 were due to former participants.

    Benefits are recorded when paid.

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

    Participants can direct the investment of their account assets as follows:

       o IDS Trust Collective Income Fund II is a diversified pool of investment contracts varying in maturity date, size and yield and short-term cash instruments;

       o IDS Trust Equity Index Fund is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

       o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

       o IDS New Dimensions Fund, Inc. is a mutual fund which invests primarily in common stocks of companies showing potential for significant profitability and growth.

       o Templeton Foreign Fund, which was added as an investment option effective October 3, 1994, is a specialty growth fund which invests primarily in common stocks and other securities of companies and governments outside the United States.

         <PAGE 10>

3.  INVESTMENT PROGRAMS AND FEES (continued)

    Company contributions, other than salary reduction contributions, made prior to October 1, 1991, were invested in Navistar International Corporation Common Stock until the employee attained age 55 and elected a different investment option. Effective October 1, 1991, existing account balances arising from such past Company contributions may, at the direction of the participants, be transferred from the Navistar Pooled Stock Fund to the other available investment options. No future contributions or transfers to the Navistar Pooled Stock Fund are permitted. The Navistar Pooled Stock Fund invests primarily in the Common Stock of Navistar International Corporation ("Navistar"), the parent of the Company.

    Contributions and assets allocated to a specific investment fund are commingled with those of other participants and are invested in accordance with the nature of the specific fund. Realized gains and losses, unrealized appreciation and depreciation and dividends and interest are allocated to participants based on their proportionate share of the funds. Fund managers' fees are charged to participants' accounts as a reduction of the return earned on each investment option.


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

 5.  VOLUNTARY WITHDRAWAL

     Participants may request either an in-service or hardship withdrawal of certain of their account assets. An in-service withdrawal may be made of a portion of the value of the assets purchased with the participants' after-tax contributions and investment earnings thereon. Participants' may only withdraw authorized pre-tax salary reduction contributions after attaining age 59-1/2, or on a hardship basis prior to attaining age 59-1/2. Company matching and discretionary contributions and investment earnings thereon are not eligible for in-service withdrawal.

 6.  TERMINATION OF EMPLOYMENT

     A participant's vested account is distributable at the time a participant separates from service with the Company, suffers a total and permanent disability, or dies.

     When the participant terminates employment, the vested portion of the account will be distributed if the asset value is $3,500 or less. If the asset value is more than $3,500, the participant has the option of receiving the account upon separation or deferring receipt until no later than April 1 following the year in which the participant becomes age 70-1/2 if the participant terminated employment prior to April 1, 1992, or age 65 if the participant terminated employment on or after April 1, 1992. Accounts are distributed in a single sum. If the account includes 100 or more shares of Navistar Common Stock, the distribution of that portion of the account will be made in the form of full shares of Common Stock and a cash payment for any fractional shares. For accounts with less than 100 shares of Navistar Common Stock, the distribution will be made in cash.

         <PAGE 11>

 7.  AMENDMENT OR TERMINATION OF THE PLAN

     The Company, at its discretion, reserves the right to amend, modify, suspend or terminate the Plan, provided that no such action shall deprive any person of any rights to contributions made under the Plan. If the Plan is terminated or contributions thereto have been completely discontinued, the rights of all participants to the amounts credited to their accounts shall be non-forfeitable and the interest of each participant in the funds will be distributed to such participant or his or her beneficiary in accordance with the Plan terms and the Code. If the Plan is terminated, Plan participants will become fully vested in any funds allocated to them.

 8.  TRANSACTIONS IN EMPLOYER SECURITIES

     The Common Stock of Navistar was purchased and distributed by the Trustee in the Plan years ended December 31, at cost, as follows:

          Plan Year              Purchased              Distributed
          ---------              ---------              -----------

            1994                 $  26,406               $  14,223
                                 =========               =========

            1993                 $  36,683               $  30,682
                                 =========               =========

            1992                 $       -               $ 114,741
                                 =========               =========

         <PAGE 12>

9.  Information By Fund

     Statements of Net Assets Available for Benefits and Changes in
Net Assets Available for Benefits, as of December 31, 1994 and for the year then ended, by fund, are as follows:

                                         IDS Trust                                IDS
                            Navistar    Collective   IDS Trust       IDS          New
Statement of Net Assets   Pooled Stock    Income       Equity     Selective    Dimensions   Templeton    Participant
Available for Benefits        Fund        Fund II    Index Fund   Fund Inc.    Fund, Inc.  Foreign Fund   Loan Fund     Total
- ------------------------  ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Investments               $ 1,558,478  $41,645,934* $13,309,536* $ 3,514,752  $23,628,672* $ 2,317,278  $ 2,291,926  $88,266,576

Receivables:
  Participant Pre-tax
    Contributions                   -      273,687      121,665       66,965      270,902       62,127            -      795,346
  Participant After-tax
    Contributions                   -        4,683        2,981        1,105        4,327        1,075            -       14,171
  Accrued Dividend
    Income                          -            -            -            -    1,107,099            -            -    1,107,099
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
  Total Receivables                 -      278,370      124,646       68,070    1,382,328       63,202            -    1,916,616
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net Assets Available
  for Benefits            $ 1,558,478  $41,924,304  $13,434,182  $ 3,582,822  $25,011,000  $  2,380,480 $ 2,291,926  $90,183,192
                          ============ ============ ============ ============ ============ ============ ============ ============

* Investments greater than 5% of net assets available for benefits.

                                         IDS Trust                                IDS
Statement of Changes        Navistar    Collective   IDS Trust       IDS          New
in Net Assets             Pooled Stock    Income       Equity     Selective    Dimensions   Templeton    Participant
Available for Benefits        Fund        Fund II    Index Fund   Fund, Inc.  Fund, Inc.   Foreign Fund   Loan Fund      Total
- ----------------------    ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------
Net Realized
  Gains/(Losses)          $  (150,143) $     6,764  $   114,777  $   (75,686) $   135,538  $      (472) $         -   $    30,778
Net Depreciation
  in Market Value
  of Investments             (730,305)        (117)    (303,041)    (364,397)  (1,962,200)    (186,402)           -    (3,546,462)
Interest Income                     -    2,282,730       24,619       12,851       50,262       24,301            -     2,394,763
Dividend Income                     -            -      354,453      281,988    1,107,099       74,110            -     1,817,650
Participant Pre-tax
  Contributions                     -    3,751,790    1,776,419    1,096,877    4,104,810      192,013            -    10,921,909
Participant After-tax
  Contributions                     -       45,932       30,895       17,102       59,590       24,767            -       178,286
Loans Repaid                        -      338,999      148,189       82,764      342,078        8,310     (920,340)            -
Rollovers from Other
  Qualified Plans                   -      112,244       88,446       88,521      140,602       16,181            -       445,994
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------
     Total Additions         (880,448)   6,538,342    2,234,757    1,140,020    3,977,779      152,808     (920,340)   12,242,918
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------

Distributions to
  Participants                 45,368    1,696,562      472,505      117,681      651,385            -       17,068     3,000,569
Loans Withdrawn                 8,654      598,220      221,559       64,680      407,014        1,809   (1,301,936)            -
Transfers to Other
  Qualified Plans                   -        2,866            -          234            -            -            -         3,100
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------
Total Deductions               54,022    2,297,648      694,064      182,595    1,058,399        1,809   (1,284,868)    3,003,669
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------

Interfund Transfers
  - Net                       (25,540)    (286,720)    (480,648)    (703,546)    (733,027)   2,229,481            -             -
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------
Net Increase
  (Decrease) in
   Net Assets
   Available For
   Benefits                  (960,010)   3,953,974    1,060,045      253,879    2,186,353    2,380,480      364,528     9,239,249

Net Assets Available
  For Benefits
  at Beginning
  of Year                   2,518,488   37,970,330   12,374,137    3,328,943   22,824,647            -    1,927,398    80,943,943
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------  ------------
Net Assets Available
  For Benefits
  at End of Year          $ 1,558,478  $41,924,304  $13,434,182  $ 3,582,822  $25,011,000  $ 2,380,480  $ 2,291,926   $90,183,192
                          ============ ============ ============ ============ ============ ============ ============  ============

         <PAGE 13>

     Statements of Net Assets Available for Benefits and Changes in Net Assets Available for Benefits, as of December 31, 1993 and for the year then ended, by fund, are as follows:

                                         IDS Trust                                IDS
                            Navistar    Collective   IDS Trust       IDS          New
Statement of Net Assets   Pooled Stock    Income       Equity     Selective    Dimensions   Participant
Available for Benefits        Fund        Fund II    Index Fund   Fund Inc.    Fund, Inc.    Loan Fund     Total
- ------------------------  ------------ ------------ ------------ ------------ ------------ ------------ ------------
Investments               $ 2,518,488  $37,699,725* $12,251,445* $ 3,249,083  $22,546,121* $ 1,927,398  $80,192,260

Receivables:
  Participant Pre-tax
    Contributions                   -      265,984      120,046       78,453      274,146            -      738,629
  Participant After-tax
    Contributions                   -        4,621        2,646        1,407        4,380            -       13,054
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
  Total Receivables                 -      270,605      122,692       79,860      278,526            -      751,683
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net Assets Available
  for Benefits            $  2,518,488 $37,970,330  $12,374,137  $ 3,328,943 $ 22,824,647  $ 1,927,398  $80,943,943
                          ============ ============ ============ ============ ============ ============ ============

* Investments greater than 5% of net assets available for benefits.

                                         IDS Trust                                IDS
Statement of Changes        Navistar    Collective   IDS Trust       IDS          New
in Net Assets             Pooled Stock    Income       Equity     Selective    Dimensions  Participant
Available for Benefits        Fund        Fund II    Index Fund   Fund, Inc.    Fund Inc.   Loan Fund      Total
- ----------------------    ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net Realized
  Gains/(Losses)          $  (235,267) $    14,114  $    84,699  $    16,058  $   135,069  $         -  $    14,673
Net (Depreciation)
  in Market Value
  of Investments              245,410      (13,039)     635,256        5,907    1,254,216            -    2,127,750
Interest Income                     -    2,176,001      303,156       10,223       38,462            -    2,527,842
Dividend Income                     -            -            -      182,582    1,083,879            -    1,266,461
Participant Pre-tax
  Contributions                     -    3,899,748    1,669,140      965,126    3,518,815            -   10,052,829
Participant After-tax
  Contributions                     -       57,002       32,599       15,163       65,936            -      170,700
Loans Repaid                        -      316,812      145,049       71,603      285,834     (819,298)           -
Rollovers from Other
  Qualified Plans                   -        3,927       31,002       14,837       28,566            -       78,332
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
     Total Additions           10,143    6,454,565    2,900,901    1,281,499    6,410,777     (819,298)  16,238,587
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------

Distributions to
  Participants                 50,279    1,159,854      148,953       96,596      247,102       22,190    1,724,974
Loans Withdrawn                26,009      654,299      235,368       66,293      445,672   (1,427,641)           -
Transfers to Other
  Qualified Plans                   -        4,483            -            -            -            -        4,483
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
Total Deductions               76,288    1,818,636      384,321      162,889      692,774   (1,405,451)   1,729,457
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------

Interfund Transfers
  - Net                      (143,539)  (2,385,265)    (256,563)   1,423,430    1,361,937            -            -
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net Increase
  (Decrease) in
   Net Assets
   Available For
   Benefits                  (209,684)   2,250,664    2,260,017    2,542,040    7,079,940      586,153   14,509,130

Net Assets Available
  For Benefits
  at Beginning
  of Year                   2,728,172   35,719,666   10,114,120      786,903   15,744,707    1,341,245   66,434,813
                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net Assets Available
  for Benefits
  at End of Year          $ 2,518,488  $37,970,330  $12,374,137  $ 3,328,943  $22,824,647  $ 1,927,398  $80,943,943
                          ============ ============ ============ ============ ============ ============ ============

         <PAGE 14>

10.  SUBSEQUENT EVENTS

     Based on closing market prices on May 26, 1995, the market values of the Plan's investments held at December 31, 1994 have increased from the market values shown in the Statement of Net Assets Available for Benefits in approximate amounts as follows:

               Navistar Pooled Stock Fund                   $   12,231
               IDS Trust Collective Income Fund II           1,028,289
               IDS Trust Equity Index Fund                   2,035,412
               IDS Selective Fund, Inc.                        290,022
               IDS New Dimensions Fund, Inc.                 3,246,735
               Templeton Foreign Fund                          160,256
                                                            ----------

               Net Increase in Market Value                 $6,772,945
                                                            ==========


          On March 30, 1995, the Company filed an application with the Internal Revenue Service for an advance determination that the Plan, as amended to comply with the Tax Reform Act of 1986 and other subsequent legislation, continues to be a qualified plan under the Internal Revenue Code of 1986.

          Effective January 1, 1995, IDS Trust has been renamed American Express Trust, and the IDS Trust Collective Income Fund II and the IDS Trust Equity Index Fund have been renamed American Express Trust Collective Income Fund II and American Express Trust Equity Index Fund, respectively. The IDS Selective Fund, Inc. and the IDS New Dimensions Fund, Inc. names remain unchanged.