Form 10-Q
period 1995-07-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1995-09-13
CIK 51296

<PAGE 1>

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                                         OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-5236

                     NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                     -------------------------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                                 36-1264810
          -------------------------------                 -------------------
          (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                 Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois              60611
 --------------------------------------------------       -------------------
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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 5, 1995, the number of shares outstanding of the registrant's common stock was 1,000.

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

         <PAGE 2>


                     NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                  AND SUBSIDIARIES
                                  ----------------


                                       INDEX
                                       -----

                                                                   Page
                                                                Reference
                                                                ---------


Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income --
         Three Months and Nine Months Ended
         July 31, 1995 and 1994 ..............................       3

      Statement of Financial Condition --
         July 31, 1995, October 31, 1994
         and July 31, 1994 ...................................       5

      Statement of Cash Flow --
          Nine Months Ended July 31, 1995 and 1994 ...........       7

      Notes to Financial Statements ..........................       8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition ...............      11

Part II. Other Information:

   Item 1.  Legal Proceedings ................................      16

   Item 6.  Exhibits and Reports on Form 8-K .................      16

   Signature .................................................      17

         <PAGE 3>
                                                PART I - FINANCIAL INFORMATION
                                                ------------------------------
Item 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------

                                                                         Three Months Ended July 31
                                          -----------------------------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries                  Manufacturing*           Financial Services*
                                          -------------------------  Note        ----------------------      ----------------------
                                              1995          1994     Reference     1995          1994          1995          1994
                                            --------      --------   ---------   --------      --------      --------      --------
Sales and revenues
Sales of manufactured products ............ $  1,455      $  1,211               $  1,455      $  1,211      $      -      $      -
Finance and insurance revenue .............       50            38                      -             -            66            50
Other income ..............................        5             2                      6             4             -             2
                                            --------      --------               --------      --------      --------      --------
  Total sales and revenues ................    1,510         1,251                  1,461         1,215            66            52
                                            --------      --------               --------      --------      --------      --------
Costs and expenses
Cost of products and services sold ........    1,253         1,059                  1,251         1,057             2             2
Postretirement benefits ...................       50            40   Note C            50            40             -             -
Engineering expense .......................       30            25                     30            25             -             -
Marketing and administrative expense ......       79            65                     72            59             7             6
Interest expense ..........................       44            39                     23            25            22            18
Financing charges on sold receivables .....        5             4                     21            16             -             -
Insurance claims and underwriting expense .       12            12                      -             -            12            12
                                            --------      --------               --------      --------      --------      --------
  Total costs and expenses ................    1,473         1,244                  1,447         1,222            43            38
                                            --------      --------               --------      --------      --------      --------
Income before income taxes
  Manufacturing ...........................        -             -                     14            (7)            -             -
  Financial Services ......................        -             -                     23            14             -             -
                                             -------      --------               --------      --------      --------      --------
    Income before income taxes ............       37             7                     37             7            23            14
    Income tax expense ....................      (19)           (5)  Note D           (19)           (5)           (9)           (4)
                                             -------      --------               --------      --------      --------      --------

Net income ................................  $    18      $      2               $     18      $      2      $     14      $     10
                                             =======      ========               ========      ========      ========      ========

See Notes to Financial Statements.

         <PAGE 4>








                                   Nine Months Ended July 31
 ---------------------------------------------------------------------------------------------
   Navistar International
  Transportation Corp. and
 Consolidated Subsidiaries               Manufacturing*                 Financial Services*
 -------------------------         -------------------------         -------------------------
   1995             1994             1995             1994             1995             1994
 --------         --------         --------         --------         --------         --------

 $  4,408         $  3,648         $  4,408         $  3,648         $      -         $      -
      125              118                -                -              168              155
       25               17               21               14                8                7
 --------         --------         --------         --------         --------         --------
    4,558            3,783            4,429            3,662              176              162
 --------         --------         --------         --------         --------         --------

    3,817            3,196            3,812            3,192                5                4
      155              130              154              129                1                1
       80               69               80               69                -                -
      221              195              200              176               21               19
      130              123               71               75               63               52
       20               10               63               47                -                -
       39               41                -                -               39               41
 --------         --------         --------         --------         --------         --------
    4,462            3,764            4,380            3,688              129              117
 --------         --------         --------         --------         --------         --------

        -                -               49              (26)               -                -
        -                -               47               45                -                -
 --------         --------         --------         --------         --------         --------
       96               19               96               19               47               45
      (34)             (16)             (34)             (16)             (17)             (15)
 --------         --------         --------         --------         --------         --------

 $     62         $      3         $     62         $      3         $     30         $     30
 ========         ========         ========         ========         ========         ========

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes Transportation's wholly-owned subsidiary,
    Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
    Transactions between Manufacturing and Financial Services have been eliminated from the
    "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns.
    The basis of consolidation is described in Note A.

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International
                                                                            Transportation Corp. and
                                                                            Consolidated Subsidiaries
                                                                     --------------------------------------
                                                                      July 31      October 31     July 31      Note
                                                                        1995          1994          1994       Reference
                                                                      --------     ----------     --------     ---------
ASSETS
-----------------------------------
Cash and cash equivalents ..........................................  $    220      $    454      $    202
Marketable securities ..............................................       173           170           147
Receivables, net ...................................................     1,295         1,512         1,383
Inventories ........................................................       477           429           444     Note E
Prepaid pension assets .............................................        56            63            95
Property, net of accumulated depreciation
  and amortization of $738, $684 and $682 ..........................       616           578           549
Equity in Financial Services subsidiaries ..........................         -             -             -
Investments and other assets .......................................       174           163           220
Intangible pension assets ..........................................       309           309           340
                                                                      --------      --------      --------
Total assets .......................................................  $  3,320      $  3,678      $  3,380
                                                                      ========      ========      ========


LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------
Liabilities
Accounts payable ..................................................   $    736      $    836      $    690
Accrued liabilities ...............................................        486           428           399
Short-term debt ...................................................        404           558           115
Long-term debt due Parent Company .................................        898           932           942
Long-term debt ....................................................        573           696           958
Other long-term liabilities .......................................        295           290           290
Loss reserves and unearned premiums ...............................        123           136           138
Postretirement benefits liabilities ...............................      1,236         1,299         1,362     Note C
                                                                      --------      --------      --------
  Total liabilities ...............................................      4,751         5,175         4,894
                                                                      --------      --------      --------
Shareowner's equity
Capital stock (1,000 shares issued) ...............................        785           785           785
Retained earnings (deficit) .......................................     (2,226)       (2,288)       (2,308)
Accumulated foreign currency translation adjustments
  and net unrealized holding gains (loses) on marketable securities         10             6             9
                                                                      --------      --------      --------
  Total shareowner's equity .......................................     (1,431)       (1,497)       (1,514)
                                                                      --------      --------      --------
Total liabilities and shareowner's equity .........................   $  3,320      $  3,678      $  3,380
                                                                      ========      ========      ========

See Notes to Financial Statements.

        <PAGE 6>






               Manufacturing*                                    Financial Services*
 ------------------------------------------          ------------------------------------------
 July 31        October 31         July 31            July 31         October 31        July 31
   1995             1994             1994              1995             1994             1994
 --------        ----------        --------          --------        ----------        --------


 $    145         $    396         $    154          $     75         $     58         $     48
       34               32                -               139              138              147
      266              180              212             1,149            1,342            1,222
      477              429              444                 -                -                -
       55               62               94                 1                1                1

      581              549              529                35               29               20
      277              249              250                 -                -                -
      138              149              204                36               14               16
      309              309              340                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  2,282         $  2,355         $  2,227          $  1,435         $  1,582         $  1,454
 ========         ========         ========          ========         ========         ========





 $    682         $    779         $    627          $    170         $     70         $    114
      458              405              373                32               20               26
       43               39               38               361              519               77
      898              932              942                 -                -                -
      117              124              125               456              572              833
      286              281              282                 9                9                8
        -                -                -               123              136              138
    1,229            1,292            1,354                 7                7                8
 --------         --------         --------          --------         --------         --------
    3,713            3,852            3,741             1,158            1,333            1,204
 --------         --------         --------          --------         --------         --------

      785              785              785               178              178              178
   (2,226)          (2,288)          (2,308)               97               73               72

       10                6                9                 2               (2)               -
 --------         --------         --------          --------         --------         --------
   (1,431)          (1,497)          (1,514)              277              249              250
 --------         --------         --------          --------         --------         --------
 $  2,282         $  2,355         $  2,227          $  1,435         $  1,582         $  1,454
 ========         ========         ========          ========         ========         ========

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes Transportation's wholly-owned subsidiary,
    Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
    Transactions between Manufacturing and Financial Services have been eliminated from the
    "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A.

         <PAGE 7>

STATEMENT OF CASH FLOW (Unaudited)
----------------------------------------------------------------------------------
Nine Months Ended July 31 (Millions of dollars)
----------------------------------------------------------------------------------

                                              Navistar International
                                             Transportation Corp. and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Cash flow from operations
Net income .................................... $     62    $      3                  $     62    $      3    $     30    $     30
Adjustments to reconcile net income to cash
  provided by (used in) operations:
  Depreciation and amortization ...............       63          58                        59          55           4           3
  Equity in earnings of Financial Services,
    net of dividends received .................        -           -                       (24)         (8)          -           -
Additional pension funding ....................      (72)          -                       (72)          -           -           -
Other, net ....................................       (5)        (11)                        3           3          (8)        (14)
Change in operating assets and liabilities:
  (Increase) decrease in receivables ..........      160         (39)    Note B             11         (37)          -           -
  Increase in inventories .....................      (48)        (36)                      (48)        (36)          -           -
  Decrease in accounts payable ................     (103)        (52)                      (95)        (63)         (3)         (6)
  Increase (decrease) in accrued liabilities/
    other .....................................       71          (2)                       71          (3)          6           3
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) operations .........      128         (79)                      (33)        (86)         29          16
                                                --------    --------                  --------    --------    --------    --------
Cash flow from investment programs
Purchase of retail notes and lease receivables      (748)       (676)                        -           -        (748)       (676)
Principal collections on retail notes
  and lease receivables .......................       91         150                         -           -          91         150
Sale of retail notes receivables ..............      714         770                         -           -         714         770
Cash collections in excess of acquisitions
  of wholesale notes and accounts receivable ..        -           -     Note B              -           -         138          13
Purchase of marketable securities .............     (162)       (417)                     (108)       (361)        (54)        (56)
Sales or maturities of marketable securities ..      166         459                       107         415          59          44
Proceeds from property sold under sale/leaseback       -          87                         -          87           -           -
Capital expenditures ..........................      (91)        (53)                      (91)        (53)          -           -
Advance to Navistar Financial .................        -           -                       (99)        (49)         99          49
Other investment programs, net ................        1           7                        10           2          (9)          5
                                                --------    --------                 ---------    --------    --------    --------
Cash provided by (used in) investment programs.      (29)        327                      (181)         41         290         299
                                                --------    --------                 ---------    --------    --------    --------
Cash flow from financing activities
Principal payments on debt ....................     (410)       (117)                      (10)        (39)       (400)        (78)
Net increase in notes and commercial paper debt      211           -                         5           -         206           -
Decrease in debt outstanding under bank
  revolving credit facility ...................     (102)       (211)                        -           -        (102)       (211)
Decrease in loan from Navistar International
  Corporation .................................      (32)        (24)                      (32)        (24)          -           -
Dividends paid ................................        -           -                         -           -          (6)        (22)
                                                --------    --------                  --------    --------    --------    --------
Cash used in financing activities .............     (333)       (352)                      (37)        (63)       (302)       (311)
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  Increase (decrease) during the period .......     (234)       (104)                     (251)       (108)         17           4
  At beginning of the year ....................      454         306                       396         262          58          44
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents at end of the period. $    220    $    202                  $    145    $    154    $     75    $     48
                                                ========    ========                  ========    ========    ========    ========

See Notes to Financial Statements.              * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes
                                                   Transportation's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.  Transactions between
                                                   Manufacturing and Financial Services have been eliminated from the "Navistar
                                                   International Transportation Corp. and Consolidated Subsidiaries" columns.
                                                   The basis of consolidation is described in Note A.

         <PAGE 8>

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K, and should be read in conjunction with the disclosures therein.

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

Note B.  Information Related to the Statement of Cash Flow

     On the Statement of Cash Flow, there is a reclassification of "Cash collections in excess of acquisitions" relating to Navistar Financial's wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations which differs from the Financial Services classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs.

     Consolidated interest payments during the first nine months of 1995 and 1994 were $130 million and $143 million, respectively. The Parent Company made consolidated tax payments of $5 million and $2 million during the first nine months of 1995 and 1994, respectively.

Note C.  Postretirement Benefits

     Transportation provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents; as well as a provision for payment of profit sharing to a separate independent retiree Supplemental Trust. This Trust was established under the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. The assets held in the Supplemental Trust can be used to reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

         <PAGE 9>

             Navistar International Transportation Corp. and Subsidiaries
                            Notes to Financial Statements
                                     (Unaudited)

Note C.  Postretirement Benefits  (Continued)

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income as follows:

                                      Three Months Ended    Nine Months Ended
                                            July 31              July 31
                                      ------------------    ----------------
Millions of dollars                     1995     1994         1995     1994
----------------------------------------------------------------------------

Pension expense .....................  $   26   $   26       $   83   $   81
Health care and life insurance ......      18       14           53       47
Profit sharing Trust contribution ..        6        -           19        2
                                       ------   ------       ------   ------

Total postretirement benefits expense  $   50   $   40       $  155   $  130
                                       ======   ======       ======   ======

     On the Statement of Financial Condition, the postretirement benefits liabilities includes the following:

                                       July 31      October 31        July 31
Millions of dollars                     1995           1994            1994
-----------------------------------------------------------------------------

Pension .............................  $  484          $  549         $  620
Health care and life insurance ......     752             750            742
                                       ------          ------         ------

Postretirement benefits liabilities .  $1,236          $1,299         $1,362
                                       ======          ======         ======

Note D.  Income Taxes

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards (NOLs) generated in earlier years. Accordingly, all deferred tax assets and liabilities are recorded by the Parent Company.

Note E.  Inventories

     Inventories are as follows:

                                       July 31      October 31        July 31
Millions of dollars                     1995           1994            1994
-----------------------------------------------------------------------------

Finished products ...................  $  215          $  169         $  181
Work in process .....................     100             103             97
Raw materials and supplies ..........     162             157            166
                                       ------          ------         ------

Total inventories ...................  $  477          $  429         $  444
                                       ======          ======         ======

         <PAGE 10>

             Navistar International Transportation Corp. and Subsidiaries
                            Notes to Financial Statements
                                     (Unaudited)

Note F.  Financial Instruments

     Derivatives are used by Transportation to transfer or reduce risks of foreign exchange and interest rate volatility and potentially increase the return on invested funds.

     At July 31, 1995, Manufacturing had no collateralized mortgage obligations in its investment portfolio and there were no hedging instruments in effect which is unchanged from October 31, 1994.

     Navistar Financial uses a variety of contracts to lock in interest rates during the period in which retail notes are being sold. During the second quarter of 1995, Navistar Financial entered into four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial hedged a total of $300 million against three U.S. Treasury notes maturing in 1997. These agreements were closed during May 1995 in conjunction with the sale of $425 million of retail notes receivable.

     In June and July 1995, Navistar Financial entered into four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial, in anticipation of selling receivables in late October or early November, hedged until that time, a total of $225 million against a U.S. Treasury note maturing in 1997.

     Navistar Financial's insurance subsidiary had $29 million of collateralized mortgage obligations in its investment portfolio at July 31, 1995.

Note G.  Legal Proceedings

     During the fourth quarter of 1994, Transportation reached an agreement with the Economic Development Administration in settlement of commercial and environmental disputes related to the Wisconsin Steel property as disclosed in
Note 18 to the Company's 1994 Annual Report on Form 10-K. At July 31, 1995, a final consent decree remained subject to approval by the U.S. Department of Justice and Transportation.

Note H.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to the former Solar Division as disclosed in
Note 6 to the Company's 1994 Annual Report on Form 10-K. In June 1995, Transportation and Solar Turbines, Inc. (Solar) entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     There has been no change in the Company's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1994.

         <PAGE  11>

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $18 million for the third quarter ended July 31, 1995, an improvement from the net income of $2 million reported for the same period last year. For the first nine months of 1995, the Company reported net income of $62 million, an increase from the $3 million reported for the same period in 1994.

     Consolidated sales and revenues for the third quarter of 1995 totalled $1,510 million, an increase of 21% from the $1,251 million reported for the comparable quarter in 1994. During the first nine months of 1995, consolidated sales and revenues increased to $4,558 million from $3,783 million. The increase in sales and revenues was the result of continued strong demand for trucks and diesel engines.

Manufacturing

     Third Quarter Ended July 31, 1995
     ---------------------------------

     Manufacturing, excluding Financial Services, reported income before income taxes of $14 million compared with a pretax loss of $7 million in the third quarter of 1994. The increase in 1995 operating results over 1994 reflects the effects of margin improvements which were achieved through continued strong sales of the Company's truck and engine products, improved pricing and various cost improvement initiatives.

     Although certain key economic indicators of the truck industry have slowed, they continue to demonstrate year-over-year growth and, as a result, third quarter 1995 industry retail sales in the United States and Canada of Class 5 through 8 trucks totalled 100,600 units, an increase of 14% over 1994. Class 8 heavy truck industry sales of 60,200 units during the third quarter of 1995 were 13% higher than the 1994 level of 53,100 units. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 14% to 40,400 units. Industry sales of school bus chassis account for about 22% of the medium truck market.

     The Company's sales of trucks, diesel engines and service parts for the third quarter of 1995 totalled $1,455 million, 20% above the $1,211 million reported for the same period in 1994. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 26.9% market share, unchanged from the same period last year.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the third quarter of fiscal 1995 totalled 38,800 units, an increase of 11% from the same period of fiscal 1994. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

         <PAGE 12>

     Service parts sales of $178 million in the third quarter of 1995 were unchanged from the prior year's level.

     Other income was $6 million in 1995, up from $4 million in the third quarter of 1994 as a result of increased interest income on higher cash, cash equivalent and marketable securities balances.

     Manufacturing gross margin (sales less cost of sales) was 14.0% of sales for the third quarter of 1995 compared with 12.7% for the same period in fiscal 1994. The higher gross margin is primarily a result of improved operating efficiency and better net price realization, partially offset by higher material costs, additional overtime costs to meet demand for the Company's products and the impact of profit sharing on increased earnings.

     Postretirement benefits, which include pension expense and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents, increased to $50 million in 1995 from $40 million in the third quarter of 1994. This increase reflects a provision under the terms of a retiree Settlement Agreement which requires payment of profit sharing to an independent retiree Supplemental Trust.

     Marketing and administrative expense increased to $72 million in the third quarter of 1995 from $59 million in 1994 primarily as a result of higher sales and distribution expense and the provision for payment to employees as provided by the Company's management incentive program.

     Nine Months Ended July 31, 1995
     -------------------------------

     Pretax income, excluding Financial Services, for the first nine months of 1995 was $49 million, an increase from the $26 million loss reported for the same period of 1994.

     Manufacturing's sales and revenues during this period totalled $4,429 million, 21% higher than the first three quarters of 1994. During the first nine months of 1995, sales of trucks improved 22% while sales of diesel engines to original equipment manufacturers increased 34%. Service parts sales increased slightly over the same period in 1994.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of fiscal 1995 totalled 287,500 units, an increase from the 247,000 units sold during this period in 1994. The Company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the fiscal year, although its market share declined slightly to 26.1% from 26.5% for the same period last year.

     During the first three quarters of 1995, other income totalled $21 million, up from $14 million in 1994 as a result of increased interest income on higher cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin for the first nine months of 1995 was 13.5% of sales, an improvement from 12.5% during the same period of 1994. The factors which influenced gross margin during the third quarter of 1995 were also responsible for the change during the first three quarters of the year.

         <PAGE 13>

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                      Three Months Ended    Nine Months Ended
                                            July 31              July 31
                                      ------------------    ----------------
Millions of dollars                     1995     1994         1995     1994
----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation ....  $   22   $   13       $   44   $   43
  Foreign Subsidiaries ..............       1        1            3        2
                                       ------   ------       ------   ------

    Total ...........................      23       14           47       45
  Income tax expense ................      (9)      (4)         (17)     (15)
                                       ------   ------       ------   ------

Net income ..........................  $   14   $   10       $   30   $   30
                                       ======   ======       ======   ======

     The $9 million increase in Navistar Financial's income before income taxes for the third quarter of fiscal 1995 reflects improved margins in retail financing resulting in higher gains on sales of retail notes. Income also increased as a result of the higher volume of wholesale financing to support the demand for trucks and a $2 million gain on the sale of $200 million of wholesale note backed certificates to the public.

     Navistar Financial's income before income taxes for the first nine months of 1995 was $1 million higher than the same period in 1994. The change is a result of higher income from an increased volume of wholesale financing to support the demand for trucks and improvement in Navistar Financial's borrowing spread over market interest rates. The increase was offset by lower gains on sales of retail notes and lower income from Navistar Financial's insurance subsidiary, reflecting higher liability loss experience and lower written premium volume.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $393 million at July 31, 1995, $624 million at October 31, 1994 and $349 million at July 31, 1994.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $179 million at July 31, 1995, $428 million at October 31, 1994 and $154 million at July 31, 1994. This included cash and cash equivalents of $145 million at July 31, 1995, $396 million at October 31, 1994 and $154 million at July 31, 1994.

         <PAGE 14>

     Cash used in operations during the first nine months of 1995 totalled $33 million. Cash was provided by net income of $62 million and $38 million of reconciling non-cash items. These amounts were offset by additional pension funding of $72 million and a net change in operating assets and liabilities which resulted in a cash outflow of $61 million.

     The net change in other operating assets and liabilities of $61 million, includes a $48 million increase in inventories and a $95 million decrease in accounts payable primarily reflecting the effects of third quarter manufacturing production schedules and a $71 million increase in other liabilities as a result of the timing of miscellaneous payments.

     The Company used cash and cash equivalents to fund its investment and financing activities. Investment activities included capital expenditures of $91 million for truck product improvement, to increase diesel engine capacity and to improve cost performance and a $99 million advance to Navistar Financial. Financing programs used $37 million for a net reduction of debt.

     At July 31, 1995, the Company had outstanding capital commitments of $52 million. The commitments include truck and engine product development, expansion of production facilities and ongoing maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $214 million at July 31, 1995, $196 million at October 31, 1994 and $195 million at July 31, 1994. These balances included cash and cash equivalents of $75 million at July 31, 1995, $58 million at October 31, 1994 and $48 million at July 31, 1994.

     Operations provided $29 million in cash during the first nine months of 1995 primarily from net income of $30 million. Cash from operations and from investment programs funded Financial Services' financing activities. Investment programs provided $290 million in cash during this period as a result of a net decrease of $195 million in retail and wholesale finance receivables and $99 million in funds advanced to Navistar Financial by Transportation. Financing activities used $302 million during the first three quarters of 1995 reflecting a net decrease in debt of $296 million.

     During the first nine months of 1995, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, unchanged from the comparable period in 1994. Navistar Financial's share of the retail financing of new trucks sold in the United States was 13% during the first three quarters of 1995, a decrease from 16% in 1994. Navistar Financial's reduced level of retail financing is a result of competition and liquidity in the commercial financing markets.

     At July 31, 1995, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility was $748 million, of which $43 million provided funding backup for the outstanding short-term debt. The remaining $705 million, when combined with unrestricted cash and cash equivalents, made $748 million available to fund the general business purposes of Navistar Financial.

         <PAGE 15>

     In addition to the committed credit facilities, Navistar Financial also utilizes a $500 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. During the third quarter of 1995, Navistar Financial sold $200 million of medium term floating rate pass through certificates securitized by wholesale notes receivable to public investors. This sale increased Navistar Financial's revolving wholesale note sales trust from $300 million to $500 million. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999 and the $200 million pool maturing in 2004.

BUSINESS OUTLOOK

     Based on current demand, key market indicators and order backlog, the Company currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 157,000 units, 17% above 1994 unit sales. In addition, the Company projects Class 8 heavy truck demand will reach 225,000 units, more than 9% above 1994 unit sales. There are, however, indications that the Class 8 heavy truck market is beginning to turn downward based on a slowdown in truck orders across the industry in recent weeks.

     A labor slowdown at one of the Company's suppliers has caused disruption in the supply of frame rails to the Company and many of its competitors in the Class 8 heavy truck industry. Although the supplier has not resolved its labor problems, the Company has been advised that the supplier will meet the Company's needs for the foreseeable future. Provided the supplier meets its production commitments, the Company does not anticipate a material impact on its fourth quarter results.

     The Company's diesel engine shipments to original equipment manufacturers are expected to be 159,500 units, 22% higher in 1995 than in 1994. Sales of service parts by the Company are forecast to grow 2% in 1995.

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

         <PAGE 16>

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


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended July 31, 1995.

         <PAGE 17>
SIGNATURE

                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
------------------------------------------
               (Registrant)



/s/  J. Steven Keate
----------------------------------
     J. Steven Keate
     Vice President and Controller

September 13, 1995