Form 10-K
period 1995-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1996-01-29
CIK 51296

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                                FORM 10-K

      ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1995

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

        Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
               Title of Each Class                    on Which Registered
------------------------------------------           ----------------------
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

     As of January 16, 1996, the number of shares outstanding of the registrant's capital stock was 1,000.

                      Document Incorporated by Reference
                      ----------------------------------
Navistar Financial Corporation 1995 Annual Report on Form 10-K (Part IV)

     THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)
(a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

        <PAGE 2>

                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.

                                    FORM 10-K

                           Year Ended October 31, 1995

                                      INDEX
                                                                   10-K Page
                                                                   ---------
PART I

  Item 1.   Business .............................................       3
  Item 2.   Properties ...........................................      11
  Item 3.   Legal Proceedings ....................................      12
  Item 4.   Submission of Matters to a Vote of Security Holders (A)     13

PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters ................................      13
  Item 6.   Selected Financial Data (A)13
  Item 7.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition ..................      14
  Item 8.   Financial Statements and Supplementary Data ..........      20
  Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .............      52

PART III

  Item 10.  Directors and Executive Officers of the Registrant (A) .    52
  Item 11.  Executive Compensation (A) .............................    52
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management (A) ...................................    52
  Item 13.  Certain Relationships and Related Transactions (A) .....    52

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K .........................................     53

INDEPENDENT AUDITORS' REPORT ......................................     50

INDEPENDENT AUDITORS' CONSENT .....................................     51

SIGNATURES

  Principal Accounting Officer ....................................     54
  Directors .......................................................     55

POWER OF ATTORNEY .................................................     55

SCHEDULES .........................................................    F-1
EXHIBITS ..........................................................    E-1

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

     Transportation operates in one principal business segment, the manufacture and marketing of Class 5 through 8 diesel trucks (GVW 16,001 lbs. and greater), including school buses, mid-range diesel engines and service parts in the United States and Canada and in selected export markets. Transportation is the industry market share leader in the combined Class 5 through 8 truck market in the United States and Canada, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation also produces mid-range diesel engines for use in its Class 5, 6 and 7 medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 958 dealer and distribution outlets in the United States and Canada. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial." See "Important Supporting Operations."

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The market in which Transportation competes is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency, and the specifications of equipment.

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1995, in thousands of units:

                                          YEARS ENDED OCTOBER 31,
                                          -----------------------

                                    1995    1994    1993    1992    1991
                                   -----   -----   -----   -----   -----

Class 5, 6 and 7 medium trucks
  and  school buses ..........     151.8   134.2   122.5   118.3   120.1
Class 8 heavy trucks .........     228.8   205.4   166.4   125.2   109.0
                                   -----   -----   -----   -----   -----
  Total ......................     380.6   339.6   288.9   243.5   229.1
                                   =====   =====   =====   =====   =====


     Source: Based upon monthly data by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

     The Class 5 through 8 diesel truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

         <PAGE 4>

TRANSPORTATION MARKET SHARE

     Transportation delivered 101,700 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1995, an 11% increase from the 91,600 in 1994. Transportation's combined share of the Class 5 through 8 truck market in 1995 was 26.7%. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 15 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product based on dollar amount:

                                             YEARS ENDED OCTOBER 31,
                                             -----------------------

PRODUCT CLASS                               1995      1994     1993
                                            ----      ----     ----

Class 5, 6 and 7 medium trucks and
  school buses ...................            32%       32%      31%
Class 8 heavy trucks .............            42        42       44
Service parts ....................            12        14       14
Engines ..........................            14        12       11
                                            ----      ----     ----

  Total ..........................          100%      100%     100%
                                            ====      ====     ====

     Transportation offers a full line of Class 5 through 8 trucks, with the objective of serving the customer by addressing requirements for performance and value. In 1995, Transportation solidified its market leadership position in the cabover market segment with the introduction of the 9800 Pro Sleeper, an industry first with a totally flat floor design. The T444E and DT466E electronically controlled diesel engines, which were introduced in 1994, enhance Class 5, 6 and 7 medium truck operating performance and life. In addition, new interiors and a hydraulic anti-lock brake system were introduced in 1995 in the Company's Class 5 through 7 medium trucks.

     Transportation was recognized as possessing the best overall dealer franchise organization according to the most recent American Truck Dealers
(ATD) Dealer Attitude Survey (May 1995). In 1995, Heavy Duty Trucking magazine recognized Transportation for two products. The "9800 Pro Sleeper with Flat Floor" and the "International HEUI Engine" were selected as two of the most significant 50 new truck-related products of 1995. According to the annual survey conducted by J. D. Power and Associates on 1995 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product for Class 5, 6 and 7 medium conventional trucks for the third consecutive year.

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Transportation manufactures chassis for conventional school buses, as well as for use in small capacity buses designed to meet the needs of disabled students. Chassis are sold through dealers and national account managers for delivery to the ultimate customers: school districts and contractors. In addition to its traditional chassis business, Transportation's wholly-owned subsidiary, American Transportation Corporation (AmTran), manufactures school bus bodies. In 1995, Transportation acquired the remaining interests in AmTran. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers improved production and marketing efficiencies, and a reduction in the school bus order cycle.

         <PAGE 5>

     Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. In 1994, Transportation launched its all new series of V-8 and in-line six-cylinder diesel engines for bus and Class 5 through 8 truck models. In 1995, the HEUI (Hydraulically actuated, Electronically controlled Unit Injection) fuel system extended Transportation's leadership position as the only truck and engine manufacturer to offer a fully electronic mid-range diesel engine line. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 80% of all medium truck shipments for fiscal year 1995 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1995:

                                     YEARS ENDED OCTOBER 31,
                                     -----------------------

                               1995     1994    1993    1992    1991
                              ------   ------  ------  ------  ------

Production units ...........  110,633  94,993  88,274  73,901  70,502
Total production capacity ..  112,952 112,966 106,032 106,088 106,762
Capacity utilization .......    97.9%   84.1%   83.3%   69.7%   66.0%

     Total production capacity varies as a result of changes in the number of days of production during a year as well as changes in production constraints. The capacity utilization information excludes AmTran which was acquired during the fourth quarter of 1995.

     In 1995, Transportation reached an agreement with Spartan Motors to jointly develop, market and manufacture diesel-powered rear-engine recreational vehicle chassis. Spartan Motors is the world's largest engineer and manufacturer of custom chassis for recreational vehicles, fire trucks, airport tankers and other specialty vehicles.

ENGINE AND  FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers in the United States and Canada. Transportation also sells engines for industrial, agricultural and marine applications. Transportation is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Production in 1995 totalled 228,600 units, an increase of 19% from the 192,400 units produced in 1994.

     Transportation has completed an engine program which began with a major capital investment in its engine products and facilities to manufacture a new generation of V-8 and in-line six-cylinder diesel engines. The implementation of this program began in 1993 with the introduction of a new in-line six-cylinder diesel engine family, equipped with a special mechanical fuel injection system, that replaced the long-standing DT family of engines.

         <PAGE 6>

     In February 1994, Transportation introduced the V-8 T444E, the industry's first full-featured electronic diesel engine designed specifically for the medium truck market. This engine offers a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque when compared to the former 7.3 Liter V-8 product. In addition, this engine meets current emissions requirements and includes such optional features as electronic cruise control, electronically controlled power-take-off and diagnostic capabilities.

     In 1995, Transportation became the first North American truck manufacturer to offer a complete line of fully electronic diesel engines. All of Transportation's electronic diesel engines are equipped with HEUI, the new fuel injection technology first introduced in 1994. All International brand diesel truck engines are able to meet emission standards without the use of a catalytic converter or exhaust after treatment device, unlike Transportation's competitors. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, long life, and meet current emission requirements through 1997. The engines are offered in a wider horsepower range than previously offered, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base.

     Based on U.S. registrations published by R.L. Polk & Company, the T444E electronically controlled diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, the light truck version, marketed as the
7.3 Liter Direct Injection Diesel, has realized significant external sales. Transportation has an agreement to supply this V-8 product to a domestic automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently account for approximately 87% of Transportation's T444E sales. Shipments to all original equipment manufacturers totalled a record 156,100 units in 1995, an increase of 20% from the 130,600 units shipped in 1994.

     The International 530/530E offers high horsepower and torque, as well as a lower initial price, considerable weight savings and reduced operating costs. The International 530 is well-suited for customers using their trucks in "hub and spoke" freight hauling applications, such as beverage or refrigerated delivery, and construction applications, such as material hauling, redi-mix and roll-off refuse.

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1995:

                                    YEARS ENDED OCTOBER 31,
                                    -----------------------

                                1995   1994    1993    1992    1991
                              ------- ------- ------- ------  -------

Engine production units ...   228,638 192,446 175,464 148,991 126,103
Total production capacity .   198,000 188,000 166,260 166,260 166,720
Capacity utilization ......    115.5%  102.4%  105.5%   89.6%   75.6%


     Total production capacity varies as a result of changes in product mix.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas, and has an agreement with Detroit Diesel Corporation to develop a natural gas engine based on Transportation's new V-8 engine and Detroit Diesel's electronic alternative fuel technology.

         <PAGE 7>

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin, and to the maintenance of its Class 5 through 8 truck and engine customer base. In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same-day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of the United States and Canada. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1995, service parts sales increased as a result of growth in dealer and national accounts, as well as in its export business.

MARKETING AND DISTRIBUTION

     UNITED STATES AND CANADIAN OPERATIONS. Transportation's truck products are distributed in virtually all key markets in the United States and Canada through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in the United States and Canada was composed of 958, 949 and 950 dealers and retail outlets at October 31, 1995, 1994 and 1993, respectively. Included in these totals were 490, 473 and 467 secondary and associate locations at October 31, 1995, 1994 and 1993, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. Transportation has a national account sales group responsible for its 130 major national account customers.

     Transportation's 8 retail and 3 wholesale used truck centers in the United States and Canada provide sales and trade-in benefits to its dealers and retail customers.

     INTERNATIONAL OPERATIONS. Transportation exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world. In 1995, 5,000 trucks were exported while 5,100 trucks were exported in 1994. Cumulatively, from 1986 through 1995, Transportation was the leading North American exporter of Class 6 through 8 trucks according to data provided by the AAMA.

     In 1995, the Company established new regional sales offices in Johannesburg, South Africa, and in Dubai, United Arab Emirates, to oversee the distribution of Class 5 through 8 diesel trucks and service parts. In Mexico, Transportation has an agreement with DINA Camiones, S.A. (DINA) to supply product technology, components and technical services for assembly of DINA trucks and buses. Transportation also sells its in-line six-cylinder family of mid-range diesel engines to Perkins Group, Ltd. (Perkins) of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

         <PAGE 8>

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1994 and 1995, Navistar Financial provided wholesale financing for 93% of the new truck units sold by Transportation to its dealers and distributors in the United States. Navistar Financial also provided retail financing in 1995 and 1994 for approximately 14% and 15%, respectively, of the new truck units sold by Transportation and its dealers and distributors in the United States.

     Navistar Financial's wholly-owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     THIRD PARTY SALES FINANCING AGREEMENTS.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During 1995, Associates provided 7% of the wholesale financing utilized by Transportation's dealers and distributors, unchanged from fiscal 1994.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

     FOREIGN INSURANCE SUBSIDIARIES. Harbour Assurance Company of Bermuda Limited offers a variety of programs to the Company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies. The company writes minimal third-party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New products are introduced and improvements are made in accordance with operating plans and market requirements. Research and development activities are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, and spending for these activities totalled $91 million, $88 million, and $86 million for 1995, 1994 and 1993, respectively.

         <PAGE 9>

     During 1995, 1994 and 1993, capital expenditures totalled $139 million, $87 million and $110 million, respectively. Major program expenditures in 1995 and 1994 included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture mid-range diesel engines used in trucks and school bus chassis produced by the Company and also sold to original equipment manufacturers. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:

        AT OCTOBER 31             MILLIONS OF DOLLARS           UNITS
        -------------             -------------------          -------

           1995 .............           $ 3,226                 47,119
           1994 .............           $ 4,197                 64,841
           1993 .............           $ 1,353                 23,939

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The following table summarizes employment levels as of the end of fiscal years 1993 through 1995:

                                                               TOTAL
        AT OCTOBER 31                                        EMPLOYMENT
        ---------------------                                ----------

           1995 .............                                   16,078
           1994 .............                                   14,909
           1993 .............                                   13,611

LABOR RELATIONS

     At October 31, 1995, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,199 of the Company's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,968 of the Company's active employees in Canada. Other unions represented 1,246 of the Company's active employees in the United States and Canada. The Company entered into a collective bargaining agreement with the UAW in 1995, which expires on October 1, 1998. The 1993 collective bargaining agreement with the CAW expires on October 24, 1996. The new UAW contract increases the Company's pension costs but provides greater operating flexibility.

         <PAGE 10>

PATENTS AND TRADEMARKS

     Transportation continuously obtains patents on its inventions and, thus, owns a significant patent portfolio. Additionally, many of the components which Transportation purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Transportation has licenses under third-party patents relating to its products and their manufacture, and Transportation grants licenses under its patents. The royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by Transportation to be essential to its business as a whole.

     Like all businesses which offer well-known products or services, Transportation's primary trademarks are an important part of its worldwide sales and marketing efforts, and provide instant identification of its products and services in the marketplace. To support these efforts, Transportation maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck products. Transportation's purchasing strategies have been designed to improve access to the lowest cost, highest quality sources of raw materials, parts and components, and to reduce inventory carrying requirements. A portion of Transportation's requirements for raw materials and supplies is filled by single-source suppliers.

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, Transportation's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, Transportation maintains contingent business interruption insurance for storms, fire and water damage. In 1995, several suppliers experienced labor problems or capacity constraints, as a result of industry-wide growth and demand, which created interruptions in the flow of supplies to the Company. As the truck and automotive market demand decrease, the strain on suppliers' production capacity will be reduced.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. Transportation believes its products comply with all applicable environmental and safety regulations.

         <PAGE 11>

     As a diesel engine manufacturer, Transportation has incurred significant research and tooling costs to totally redesign its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective in the 1994 model year. Transportation faces significant additional outlays through 1998 to meet further tightening of these standards. In addition to the 1998 standard, Transportation, along with other engine manufacturers, has signed an unprecedented voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve dramatic new reductions in ozone-causing exhaust emissions by 2004. Complying with the resulting new emission standards represents a significant engineering challenge that will require a major outlay of resources. Transportation faces further challenges in satisfying California's emissions standards in 1996 and 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating. Transportation expects that its diesel engines will be able to meet all of these standards in the required time frame.

     Emissions regulations in Canada and Mexico are similar, but not identical, to the U.S. federal regulations. Although Canada's regulations impose standards equivalent only to the U.S. standards for the 1990 model year, diesel engine manufacturers, including Transportation, have voluntarily signed several memorandums of understanding with the Canadian federal government, agreeing to sell only engines meeting the 1994 U.S. emission standards in model years 1995 to 1997. Canada has announced its intention to conform its heavy-duty engine emission standards to the U.S. EPA standards in 1998 and to require low-sulfur diesel fuel, as in the U.S., beginning October 1, 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel. The Mexican government is expected to complete the conversion of diesel fuel supplies nationwide to low-sulfur fuel no later than early 1996.

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and Transportation therefore, works closely with original equipment manufacturers to develop strategies to reduce engine noise. Transportation is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration.
Transportation believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for two sites formerly owned by the Company, Wisconsin Steel and Solar Turbine. In 1994, Transportation recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost.

ITEM 2.  PROPERTIES

     Transportation has 8 manufacturing and assembly plants in the United States and 1 in Canada which are owned by Transportation. The aggregate floor space of these 9 plants is approximately 9 million square feet.

     Transportation also owns or leases other significant properties in the United States and Canada, including a paint facility, a small component fabrication plant, vehicle and parts distribution centers, sales offices, engineering centers and its headquarters in Chicago.

         <PAGE 12>

ITEM 3.  LEGAL PROCEEDINGS

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and, in order to do so, was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case is now pending. The bond and related collateral will be released when the order of the Oklahoma Supreme Court is filed.

     Transportation and the Economic Development Administration
(EDA), a division of the U.S. Department of Commerce, reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel property. EDA and Transportation became 90% and 10% beneficiaries, respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation which, in turn, will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues, as well as reimburse them for a portion of environmental response costs spent by EDA. The Department of Justice must approve the final settlement before the interest in the trust or the property is transferred to Transportation.

     Transportation and Solar Turbine Inc. (Solar), a wholly-owned subsidiary of Caterpillar, Inc., executed an agreement in June 1995, wherein Transportation agreed to pay for 65% of future costs associated with environmental cleanup at Solar's facility in San Diego, California. In addition, Transportation agreed to pay for a yet undetermined portion of past environmental costs. Transportation owned and operated this facility from 1961 to 1981 and sold it to Caterpillar Inc. in 1981. As part of the agreement, Transportation will control the site investigation and any cleanup work that may be necessary.

     Transportation and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Company and its subsidiaries. In the opinion of Transportation's management, none of these proceedings or claims are material to the business or the financial condition of the Company.

         <PAGE 13>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Intentionally omitted. See the index page of this Report for explanation.


                                   PART II



                                                                     Page
                                                                     ----

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ...............................        49

ITEM 6.  SELECTED FINANCIAL DATA

     Intentionally omitted. See the index page to this Report for explanation.

         <PAGE 14>


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Transportation manufactures and markets Class 5 through 8 trucks, including school buses, mid-range diesel engines and service parts in the United States and Canada. These products are also sold to distributors in selected export markets. Transportation's financial services subsidiaries provide wholesale, retail and lease financing, and commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

     The discussion and analysis reviews separately the operating and financial results and liquidity and capital resources of "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial) and its domestic insurance subsidiary, as well as foreign finance and insurance companies. See Note 1 to the Financial Statements.

     Management's discussion and analysis of results of operations should be read in conjunction with the Financial Statements and the Notes to the Financial Statements.

RESULTS OF OPERATIONS

Consolidated

     Transportation reported net income of $102 million for 1995 on increased sales and revenues. This was a substantial improvement over the $7 million reported in 1994, which included a $33 million charge to discontinued operations related to environmental liabilities. See Notes 5 and 17 to the Financial Statements. The net loss of $1,625 million for 1993 included a one-time charge of $513 million for common stock of the Parent Company contributed to an independent retiree Trust and a $1,144 million charge for the cumulative effect of accounting changes.

     As a result of the strong demand for trucks and diesel engines, sales and revenues of $6,326 million in 1995 were 19% higher than the $5,330 million reported in 1994 and 34% above the $4,715 million reported in 1993.

Manufacturing

     Manufacturing, excluding Financial Services, reported income before income taxes of $96 million in 1995, a significant improvement over the $2 million reported in 1994. The 1995 operating results reflect a second consecutive record year of Class 8 heavy truck, mid-range diesel engine and truck service parts sales. Sales of Class 5, 6 and 7 medium trucks also increased. The 1995 operating results reflect the effects of improved pricing and various cost improvement initiatives. Pretax income of $2 million in 1994 was $16 million higher than the $14 million loss reported in 1993 before the one-time $509 million contribution to an independent retiree Trust. The improvement of 1994 over 1993 reflects higher sales of trucks, diesel engines and service parts, as well as a $33 million reduction in postretirement benefits expense.

         <PAGE 15>

Sales and Revenues.   As a result of continued favorable economic
conditions in both the United States and Canada, 1995 industry retail sales of Class 5 through 8 trucks totalled 380,600 units, a 12% improvement over 1994 and 32% greater than the 288,900 units sold in 1993. Class 8 heavy truck sales increased 11% from the 1994 level to 228,800 units as a result of demand from large fleet customers. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, were up 13% to 151,800 units in 1995 reflecting demand across a wide variety of vocations, including maintenance leasing, local governments, and wholesale, retail and service-related
businesses.   Industry sales of school buses, which accounted for 20% of the medium truck market, increased slightly over 1994 to 30,400 units.

     Manufacturing's sales of trucks, diesel engines and service parts for 1995 totalled $6,125 million, 19% over the $5,153 million reported for 1994 and 36% higher than the $4,510 million recorded in 1993. Truck shipments totalled 110,200 units in 1995, increases of 16% and 26% from 1994 and 1993, respectively. Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market in 1995 with a 26.7% market share, a slight decline from the 27.0% share in 1994. This change reflects a decrease in Transportation's Class 8 heavy truck market share as Transportation was unable to produce sufficient quantities of those models most in demand by its customers as a result of capacity limitations at its assembly facilities.

     Shipments of mid-range diesel engines by Transportation to original equipment manufacturers during 1995 were a record 156,100 units, a 20% increase from 1994 and a 32% improvement over 1993. Higher shipments to a domestic automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

     Service parts sales of $730 million in 1995 were slightly higher than the $714 million in 1994 and 16% higher than the $632 million reported in 1993 as a result of dealer and national account volume growth.

     Other income increased to $27 million in 1995 from $18 million in 1994 and $10 million in 1993 as a result of increased income on higher cash, cash equivalents and marketable securities balances.

Operating Costs and Expenses. Manufacturing gross margin was 13.8% of sales in 1995 compared with 12.8% in 1994 and 13.1% in 1993. The increase in gross margin is primarily the result of higher sales volumes, improved pricing and an increase in operating efficiency. These improvements were partially offset by higher material costs, overtime costs to meet demand for Transportation's products and a $62 million provision for payment to employees as required by Transportation's profit sharing agreements, an increase of $38 million. Factors which contributed to the change in gross margin between 1994 and 1993 included higher sales volumes offset by an increase in the provision for profit sharing, additional costs to meet customer delivery commitments and additional costs incurred with the introduction of new truck and engine products.

     Engineering and research expense increased to $113 million in 1995 from $97 million in 1994 and $94 million in 1993, reflecting investment in the next generation of trucks and diesel engines, as well as improvements to existing products.

      Marketing and administrative expense of $277 million was 4% of sales in 1995, down from 5% in 1994 and 1993. This expense was $237 million and $230 million, respectively, in those years. The $40 million increase in the expense between 1994 and 1995 reflects higher sales and distribution expense, an increase in the provision for payment to employees as provided by Transportation's performance based incentive programs, and an investment in the development of systems and processes which support the Company's business strategy.

         <PAGE 16>

     Finance service charges on sold receivables increased to $84 million, a 27% increase over 1994 and 50% higher than 1993, as a result of higher truck sales and increased interest rates.

Financial Services

     Financial Services, which consists of Navistar Financial, its domestic insurance subsidiary, and the Company's foreign finance and insurance subsidiaries, had income before income taxes of $62 million, $60 million and $61 million in 1995, 1994 and 1993, respectively.

      Navistar Financial's pretax income in 1995 was $59 million, a 6% increase from $55 million in 1994. The change is a result of higher income from an increased volume of wholesale financing to support the demand for trucks, and improvement in Navistar Financial's interest cost over market interest rates. The increase was offset by a reduction in margins on retail financing as a result of increased competition in the commercial financing markets and rising interest costs which could not be fully offset by increased retail note pricing.

     Navistar Financial's pretax income increased $6 million in 1994 from the $49 million reported in 1993. The improvement reflects higher income from Navistar Financial's insurance subsidiary and an increased volume of wholesale financing partially offset by lower margins on retail financing. In addition, 1993 pretax income included a one-time $4 million charge for the contribution to an independent retiree Trust.

     Earnings from the foreign finance and insurance subsidiaries were $3 million and $5 million in 1995 and 1994, respectively. Earnings in 1993 of $12 million included a one-time benefit of $6 million resulting from lower loss reserve requirements.

     Navistar Financial's revenue for 1995 was $228 million, 8% higher than the $211 million reported in 1994. The change reflects an increased volume of wholesale and retail financing to support the demand for trucks, and higher average yields on wholesale notes and accounts as a result of a higher prime interest rate. The increase was partially offset by lower revenues from Navistar Financial's insurance subsidiary reflecting a reduction in written premiums of truck liability lines as a result of adverse loss experience in those lines. Navistar Financial's revenues declined 9% between 1993 and 1994 following a decline in retail note and lease revenue.

     Interest expense for Navistar Financial increased to $84 million in 1995 from $70 million in 1994 and $79 million in 1993. The change between 1995 and 1994 was the result of higher debt balances required to finance the increased wholesale note and account balances and higher market interest rates. The decrease between 1994 and 1993 was the result of reduced debt required to finance the lower level of owned retail receivables, offset in part by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of Transportation amounted to $668 million at October 31, 1995 and $624 million at October 31, 1994. At October 31, 1995 and 1994, approximately $140 million and $138 million in marketable securities, respectively, were held by the Company's insurance subsidiaries and not available for general corporate purposes.

         <PAGE 17>

Manufacturing

     Manufacturing's cash, cash equivalents and marketable securities amounted to $504 million at October 31, 1995 and $428 million at October 31, 1994. This included cash and cash equivalents of $418 million at October 31, 1995 and $396 million at October 31, 1994.

     Cash generated by operations during 1995 totalled $273 million primarily from net income of $102 million, a net change in operating assets and liabilities of $192 million and $51 million of other non-cash items, principally depreciation. These amounts were partially offset by a $72 million pension contribution in excess of normal funding.

     The net change in operating assets and liabilities of $192 million includes a $71 million increase in accounts payable as a result of higher production schedules at the Company's assembly facilities, the $137 million increase in other liabilities attributed principally to the provision for payment to employees as required by Transportation's profit sharing and performance incentive programs, and to the timing of such payments. These changes were partially offset by a $60 million increase in outstanding receivables primarily reflecting the timing of payments from Navistar Financial.

     The cash generated by operations was used to fund Manufacturing's investment and financing activities. Investment programs used $139 million in cash to fund capital expenditures for truck product improvements, to increase diesel engine production capacity and for programs to improve cost performance. In addition, purchases of marketable securities exceeded proceeds from sales by $51 million. Financing programs used cash of $21 million for principal payments on debt and $46 million for payments on a loan due the Parent Company.

Financial Services

     The Financial Services' subsidiaries provide product financing and insurance coverage to Transportation's dealers and retail customers. During 1995 and 1994, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, up from 90% in 1993. Navistar Financial's share of the retail financing of new trucks sold in the United States was 14% in 1995 compared with 15% in 1994 and 1993. The reduced share of retail financing is a result of competition and high levels of liquidity in the commercial financing markets.

     Historically, funds to finance Transportation's products come from a combination of commercial paper, short and long-term bank borrowings, medium and long-term debt issues, sales of finance receivables and equity capital. Navistar Financial's current debt ratings have made bank borrowings and sales of finance receivables the most economic sources of cash. Insurance operations are funded from premiums and income from investments.

     Operations provided $115 million in cash in 1995 primarily from net income of $40 million and an increase in accounts payable of $68 million reflecting the timing of payments to Manufacturing. Investment programs used $349 million during this period principally as a result of a net increase of $335 million in retail and wholesale finance receivables. Financing activities provided $200 million reflecting a net increase in debt of $212 million and the payment of $12 million in dividends to Transportation.

         <PAGE 18>

     Receivable sales were a significant source of funding in 1995 and 1994. During 1995, Navistar Financial sold $740 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly-owned subsidiary, to two owner trusts which, in turn, sold $714 million of notes and $26 million of certificates to investors. The net proceeds from these sales were $693 million. During 1994, Navistar Financial sold $1,033 million of retail notes receivable. Net proceeds from these sales were $952 million. In both years, the net proceeds were used for general working capital purposes. At October 31, 1995, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,430 million. On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities. See also Note 13 to the Financial Statements.

     Navistar Financial utilizes a revolving wholesale note sales trust which provides for the continuous sale of eligible wholesale notes on a daily basis. In June 1995, the Navistar Financial Dealer Note Master Trust issued an additional $200 million of certificates increasing the revolving wholesale note sales trusts from $300 million to $500 million. These sales trusts are comprised of three $100 million pools of notes maturing serially from 1997 to 1999 and the $200 million pool maturing in 2004.

     Management's discussion of the future liquidity of Manufacturing and Financial Services operations is included in Business Environment of Management's Discussion and Analysis.

Environmental Matters

     As disclosed in Notes 5 and 17 to the Financial Statements, Transportation recorded a $33 million charge in the fourth quarter of 1994 as a loss of discontinued operations for environmental liabilities at production facilities of two formerly owned businesses: Wisconsin Steel located in Chicago, Illinois and Solar Turbine, Inc. located in San Diego, California. The charge consisted of an $11 million payment to be made to the Economic Development Administration and a $22 million charge for potential cleanup costs for the Wisconsin Steel and Solar sites.

     In addition, Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law commonly known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former Company locations.

     Based on information available to Transportation, a reasonable estimate is calculated of Transportation's share, if any, of the costs for the investigation and cleanup of these sites and is provided for in the Financial Statements. Transportation believes that, based on these calculations, its share of the potential additional costs for each site, other than the Wisconsin Steel and Solar sites, is not material. The anticipated cleanup costs of current PRP actions at October 31, 1995, including the environmental cleanup costs of the Wisconsin Steel and Solar sites, are reflected in Transportation's $25 million environmental liability. Transportation reviews its environmental liability on a regular basis.

Derivative Financial Instruments

     As disclosed in Notes 1 and 14 to the Financial Statements,
Transportation uses derivative financial instruments to transfer or reduce the risks of foreign exchange and interest rate volatility, and potentially increase the return on invested funds. Transportation's policy does not allow the use of derivatives for speculative purposes.

         <PAGE 19>

     Manufacturing, as conditions warrant, has hedged its foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from sales of manufactured products in other countries. Contracted purchases of commodities for manufacturing may be hedged up to one year. During 1995, Manufacturing entered into forward contracts to hedge its forward exchange exposure to the Canadian dollar on firm commitments. These foreign currency contracts generally mature within three months of origination.

     Navistar Financial uses interest rate caps, interest rate swaps and forward interest rate contracts when needed to convert floating rate funds to fixed and vice versa to match its asset portfolio. Navistar Financial also uses forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes.

     Both Manufacturing and Navistar Financial purchase collateralized mortgage obligations that have relatively stable cash flow patterns in relation to interest rate changes.

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. As a result of a general slowdown in economic activity in the United States, the Class 5 through 8 truck market has experienced a significant decline in the rate of new truck orders. During the latter half of 1995, this slowdown has also been responsible for an increase in the cancellation of some existing orders which were originally placed during 1994 and early 1995 in anticipation of continued growth in the economy. The decline in the number of new orders, in combination with high retail delivery rates throughout 1995, has reduced Transportation's backlog of unfilled truck orders by 27% to 47,100 units at October 31, 1995 from 64,800 units at October 31, 1994. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. Transportation will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     Transportation currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 175,000 units, a 24% decrease from 1995. Class 5, 6 and 7 medium truck demand is forecast at 115,000 units, a decline from 1995. Demand for school buses is expected to increase 7% in 1996 to 32,500 units. These demand levels, while consistent with other industry forecasts, will require a significant increase in new order receipts over the levels experienced during the second half of 1995 in order to be achieved. Diesel engine shipments by Transportation to original equipment manufacturers in 1996 are expected to be approximately 156,000 units, unchanged from 1995. Transportation's service parts sales are projected to grow 3% to $755 million.

     It is the opinion of management that current cash, cash equivalents and marketable securities and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures. In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of Transportation's dealers and customers.

         <PAGE 20>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Index To Financial Statements

                                                                   Page
                                                                   ----

Navistar International Transportation Corp.:

Statement of Income .........................................        21
Statement of Financial Condition ............................        22
Statement of Cash Flow ......................................        23
Notes to Financial Statements ...............................        25
Independent Auditors' Report ................................        50

Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1995, 1994 and 1993 appearing on pages 10 through 39 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1995, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28.1 to this Form 10-K.

     Financial information regarding all Transportation subsidiaries engaged in finance and insurance operations, including Navistar Financial Corporation, appears as supplemental information to the Financial
Statements of Navistar International Transportation Corp. which follow.

       <PAGE 21>

STATEMENT OF INCOME
--------------------------------------------------------------------------
For the Years Ended October 31 (Millions of dollars)

                                   Navistar International
                                  Transportation Corp. and
                                  Consolidated Subsidiaries          Manufacturing*            Financial Services*
                                  -------------------------     ------------------------     ------------------------
                                    1995     1994     1993       1995     1994     1993       1995     1994     1993
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Sales and revenues
Sales of manufactured product .... $6,125   $5,153   $4,510     $6,125   $5,153   $4,510     $    -   $    -   $    -
Finance and insurance revenue ....    167      152      181          -        -        -        222      202      223
Other income .....................     34       25       24         27       18       10         13       12       14
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
    Total sales and revenues .....  6,326    5,330    4,715      6,152    5,171    4,520        235      214      237
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Costs and expenses
Cost of products and services sold  5,289    4,496    3,923      5,281    4,494    3,917          8        2        6
Postretirement benefits ..........    206      176      209        205      175      208          1        1        1
Supplemental Trust contribution ..      -        -      513          -        -      509          -        -        4
Engineering and research expense..    113       97       94        113       97       94          -        -        -
Marketing and
  administrative expense .........    307      264      257        277      237      230         30       27       27
Interest expense .................    173      165      108         96      100       29         84       70       79
Financing charges
  on sold receivables ............     30       16       14         84       66       56          -        -        -
Insurance claims
  and underwriting expense .......     50       54       59          -        -        -         50       54       59
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
  Total costs and expenses .......  6,168    5,268    5,177      6,056    5,169    5,043        173      154      176
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Income (loss) before income taxes
  Manufacturing ..................      -        -        -         96        2     (523)         -        -        -
  Financial Services .............      -        -        -         62       60       61          -        -        -
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
    Income (loss)
      before income taxes ........    158       62    (462)        158       62     (462)        62       60       61
    Income tax expense ...........    (56)     (22)    (19)        (56)     (22)     (19)       (22)     (22)     (22)
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Income (loss) of continuing
  operations .....................    102       40     (481)       102       40     (481)        40       38       39

Loss of discontinued operations ..      -      (33)       -          -      (33)       -          -        -        -
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Income (loss) before
  cumulative effect of changes
  in accounting policy ...........    102        7     (481)       102        7     (481)        40       38       39
Cumulative effect of changes
  in accounting policy ...........      -        -   (1,144)         -        -   (1,144)         -        -       (9)
                                   ------   ------   ------     ------   ------   ------     ------   ------   ------
Net income (loss) ................ $  102   $    7  $(1,625)    $  102   $    7  $(1,625)    $   40   $   38   $   30
                                   ======   ======   ======     ======   ======   ======     ======   ======   ======

See Notes to Financial Statements.                              * "Manufacturing" includes the consolidated
                                                                   financial results of Transportation's
                                                                   manufacturing operations with its wholly-owned
                                                                   financial services subsidiaries included under
                                                                   the equity method of accounting. "Financial
                                                                   Services" includes Transportation's wholly-owned
                                                                   subsidiary, Navistar Financial Corporation, and
                                                                   other wholly-owned finance and insurance
                                                                   subsidiaries. Transactions between Manufacturing
                                                                   and Financial Services have been eliminated from
                                                                   the "Navistar International Transportation Corp.
                                                                   and Consolidated Subsidiaries" columns.  The
                                                                   basis of consolidation is described in Note 1.

         <PAGE 22>

STATEMENT OF FINANCIAL CONDITION
------------------------------------------------------------------------------
As of October 31 (Millions of dollars)
------------------------------------------------------------------------------

                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries          Manufacturing*         Financial Services*
                                          -------------------------        ------------------       ------------------
                                              1995        1994              1995        1994         1995        1994
                                             ------      ------            ------      ------       ------      ------
ASSETS
-----------------------------------
Cash and cash equivalents ...............    $  442      $  454            $  418      $  396       $   24      $   58
Marketable securities ...................       226         170                86          32          140         138
                                             ------      ------            ------      ------       ------      ------
                                                668         624               504         428          164         196
Receivables, net ........................     1,831       1,512               251         180        1,672       1,342
Inventories .............................       416         429               416         429            -           -
Property and equipment, net .............       683         578               642         549           41          29
Equity in Financial Services
  subsidiaries ..........................         -           -               282         249            -           -
Investments and other assets ............       163         163               119         149           44          14
Prepaid and intangible pension assets ...       320         372               319         371            1           1
                                             ------      ------            ------      ------       ------      ------
Total assets ............................    $4,081      $3,678            $2,533      $2,355       $1,922      $1,582
                                             ======      ======            ======      ======       ======      ======


LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------

Liabilities
Accounts payable ........................    $  933      $  836           $  876       $  779       $  146      $   70
Other liabilities .......................       949         854              795          686          157         165
Debt due Parent Company .................       923         968              923          968            -           -
Debt ....................................     1,457       1,218              127          127        1,330       1,091
Postretirement benefits liability .......     1,341       1,299            1,334        1,292            7           7
                                             ------      ------           ------       ------       ------      ------
    Total liabilities ...................     5,603       5,175            4,055        3,852        1,640       1,333
                                             ------      ------           ------       ------       ------      ------
Shareowner's equity
Capital stock (1,000 shares issued) .....       785         785              785          785          178         178
Retained earnings (deficit) .............    (2,307)     (2,282           (2,307)      (2,282)         104          71
                                             ------      ------           ------       ------       ------      ------
Total shareowner's equity ...............    (1,522)     (1,497)          (1,522)      (1,497)         282         249
                                             ------      ------           ------       ------       ------      ------

Total liabilities and shareowner's equity    $4,081      $3,678           $2,533       $2,355       $1,922      $1,582
                                             ======      ======           ======       ======       ======      ======

See Notes to Financial Statements.                                        * "Manufacturing" includes the consolidated
                                                                             financial results of Transportation's
                                                                             manufacturing operations with its
                                                                             wholly-owned financial services
                                                                             subsidiaries included under the equity
                                                                             method of accounting. "Financial
                                                                             Services" includes Transportation's
                                                                             wholly-owned subsidiary, Navistar
                                                                             Financial Corporation, and other
                                                                             wholly-owned finance and insurance
                                                                             subsidiaries. Transactions between
                                                                             Manufacturing and Financial Services
                                                                             have been eliminated from the "Navistar
                                                                             International Transportation Corp. and
                                                                             Consolidated Subsidiaries" columns.
                                                                             The basis of consolidation is described
                                                                             in Note 1.

             <PAGE 23>

    STATEMENT OF CASH FLOW
                                               Navistar International Transportation Corp.
                                                      and Consolidated Subsidiaries
                                                    ----------------------------------
For the Years Ended October 31
(Millions of dollars)                                 1995         1994         1993
--------------------------------------------------------------------------------------
Cash flow from operations
Net income (loss) ...............................   $    102     $      7      $(1,625)
Adjustments to reconcile net income (loss) to cash
  provided by operations:
  Depreciation and amortization .................         81           72           75
  Supplemental Trust contribution ...............          -            -          513
  Equity in earnings of Financial Services,
    net of dividends received ...................          -            -            -
  Additional pension funding ....................        (72)           -            -
  Provision for loss of discontinued operations .          -           33            -
  Cumulative effect of changes
    in accounting policy ........................          -            -        1,144
  Other, net ....................................         (6)         (24)           -
  Change in operating assets and liabilities:
    Receivables .................................        (65)        (176)        (170)
    Inventories .................................         35          (19)         (51)
    Prepaid and other current assets ............         10           (4)         (10)
    Accounts payable ............................         63           83          123
    Other liabilities ...........................        142           52           10
                                                    --------     --------     --------
  Cash provided by operations ...................        290           24            9
                                                    --------     --------     --------
Cash flow from investment programs
Purchase of retail notes and lease receivables ..     (1,099)        (916)        (770)
Collections/sales of retail notes
  and lease receivables .........................        850        1,176          895
Acquisitions in excess of cash collections
  of wholesale notes and accounts receivable ....          -            -            -
Purchase of marketable securities ...............       (272)        (468)        (265)
Sales or maturities of marketable securities ....        226          483          230
Proceeds from property sold under sale/leaseback.          -           87            -
Capital expenditures ............................       (139)         (87)        (110)
Base Program Trust pre-funding ..................          -            -         (300)
Other investment programs, net ..................        (14)          31          (62)
                                                    --------     --------     --------
  Cash provided by (used in) investment programs.       (448)         306         (382)
                                                    --------     --------     --------
Cash flow from financing activities
Principal payments on debt ......................       (121)        (222)        (117)
Issuance of debt ................................          -          100            -
Net increase (decrease)in notes and debt
  outstanding under bank revolving credit
  facility and asset-backed and other
  commercial paper programs .....................        312          (28)          75
Net increase (decrease) in loan from
  Navistar International Corporation.............          -          (32)         493
Dividends paid ..................................        (45)           -            -
                                                    --------     --------     --------
  Cash provided by (used in) financing activities        146         (182)         451
                                                    --------     --------     --------
Cash and cash equivalents
  Increase (decrease) during the year ...........        (12)         148           78
  At beginning of the year ......................        454          306          228
                                                    --------     --------     --------
Cash and cash equivalents at end of the year ....   $    442     $    454     $    306
                                                    ========     ========     ========

--------------------------------------------------------------------------------------

See Notes to Financial Statements.

         <PAGE 24>


         Manufacturing*                         Financial Services*
 ----------------------------------        ----------------------------------

     1995         1994         1993            1995         1994         1993
 ----------------------------------------------------------------------------
 $    102      $     7     $ (1,625)        $    40      $    38     $     30


       75           68           69               6            4            6
        -            -          509               -            -            4

      (28)         (10)         (10)              -            -            -
      (72)           -            -               -            -            -
        -           33            -               -            -            -

        -            -        1,144               -            -            9
        4          (10)           5             (10)         (14)          (5)

      (60)         (51)           1               1           (1)           2
       35          (19)         (51)              -            -            -
       10           (4)         (10)              -            -            -
       71           86          122              68           (7)          19
      136           50           12              10            -           (2)
 --------     --------     --------        --------     --------     --------
      273          150          166             115           20           63
 --------     --------     --------        --------     --------     --------

        -            -            -          (1,099)        (916)        (770)

        -            -            -             850        1,176          895

        -            -            -             (86)        (118)        (187)
     (196)        (409)        (190)            (76)         (59)         (75)
      145          431          144              81           52           86
        -           87            -               -            -            -
     (139)         (87)        (110)              -            -            -
        -            -         (300)              -            -            -
        5           36          (48)            (19)          (5)         (14)
 --------     --------     --------        --------     --------     --------
     (185)          58         (504)           (349)         130          (65)
 --------     --------     --------        --------     --------     --------

      (21)         (42)         (18)           (100)        (180)         (99)
        -            -            -               -          100            -



        -            -            -             312         (28)          75
      (45)         (32)         493               -            -            -
        -            -            -             (12)         (28)         (33)
 --------     --------     --------        --------     --------     --------
      (66)         (74)         475             200         (136)         (57)
 --------     --------     --------        --------     --------     --------

       22          134          137             (34)          14          (59)
      396          262          125              58           44          103
 --------     --------     --------        --------     --------     --------
 $    418     $    396     $    262        $     24     $     58     $     44
 ========     ========     ========        ========     ========     ========

 -----------------------------------------------------------------------------

 * "Manufacturing" includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting. "Financial Services" includes Transportation's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries. Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar International Transportation Corp. and Consolidated Subsidiaries" columns on the preceding page. The basis of consolidation is described in Note 1.

         <PAGE 25>

        NAVISTAR INTERNATIONAL TRANSPORTATION CORP. AND SUBSIDIARIES
                                 ==========

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 1995


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation" is the wholly-owned subsidiary of Navistar International Corporation hereafter referred to as "Parent Company." Transportation operates in one principal industry segment, the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts in the United States and Canada and selected export markets.

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow designated as "Manufacturing" and "Financial Services." Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes the consolidated financial results of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and foreign finance and insurance companies. Navistar Financial's primary business is the retail and wholesale financing of products sold by Transportation and its dealers within the United States and the providing of commercial physical damage and liability insurance to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

     The effects of transactions between Manufacturing and Financial Services have been eliminated to arrive at the consolidated totals. The distinction between current and long-term assets and liabilities in the Statement of Financial Condition is not meaningful when finance, insurance and manufacturing subsidiaries are combined; therefore, Transportation has adopted an unclassified presentation. Certain 1994 and 1993 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.

Revenue Recognition

     Manufacturing recognizes shipments of new trucks and service parts to independent dealers and retail customers as sales. Price allowances, expected in the normal course of business, and the cost of special incentive programs are recorded at the time of sale. Engine sales are recognized at the time of shipment to original equipment manufacturers. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio and it is charged when receivables are determined to be uncollectible.

     Financial Services recognizes finance charges on retail notes and finance leases as income over the term of the receivables on the accrual basis utilizing the interest method. Interest due from interest bearing notes and accounts is recognized on the accrual basis. Selected receivables are sold and securitized to public and private investors with limited recourse. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. Financial Services continues to service the sold receivables and receives a fee for such services from the investor. An allowance for losses is maintained at a level deemed appropriate based on loss experience and other factors and it is charged when receivables are determined to be uncollectible.

         <PAGE 26>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

     Insurance premiums are earned on a pro rata basis over the terms of the policies. Underwriting losses and outstanding loss reserve balances are based on individual case estimates of the ultimate cost of settlement, including actual losses, and determinations of amounts required for losses incurred but not reported.

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper, U.S. government securities and floating rate notes, are classified as cash equivalents in the Statement of Financial Condition and Statement of Cash Flow.

Marketable Securities

     Marketable securities are classified as available-for-sale securities and are reported at fair value.

Inventories

     Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

     Significant expenditures for replacement of equipment, tooling and pattern equipment, and major rebuilding of machine tools are capitalized. Depreciation and amortization are generally provided on the straight-line basis over the estimated useful lives of the assets which average 35 years for buildings and improvements and 8 years for machinery and equipment. Gains and losses on property disposals are included in other income and expense. The carrying amount of all long-lived assets is evaluated annually to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted.

Engineering and Research Expense

     Engineering and research expense includes routine ongoing costs associated with improving existing products and manufacturing processes. Included are expenditures for research, manufacturing and product engineering and development activities for the introduction of new truck and diesel engine products and major improvements to existing products and processes. These costs are expensed as incurred and are classified as research and development expenses. Research and development expenditures totalled $91 million, $88 million and $86 million in 1995, 1994 and 1993, respectively.

Product Related Costs

     Transportation accrues warranty expense at the time of end product sale. Product liability expense is accrued based on the estimate of total future payments to settle all product liability claims.

         <PAGE 27>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Income Taxes

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S operating losses and loss carryforwards generated in earlier years.

Derivative Financial Instruments

     Transportation uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds. Navistar Financial uses a variety of contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. All derivatives are held for purposes other than trading and Transportation's policy does not allow the use of derivatives for speculative purposes. Gains and losses on hedges of existing assets or liabilities, firm commitments or anticipated transactions are included in the carrying amounts of the related asset or liability and recognized in income when the hedged event occurs. Gains or losses related to qualifying hedges of anticipated sales of receivables are deferred and are recognized in income when the receivables are sold.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

     On the Statement of Cash Flow, "Acquisitions in excess of cash collections" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments were $169 million, $181 million and $93 million in 1995, 1994 and 1993, respectively. Pursuant to a Tax Allocation Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities. Transportation's consolidated tax payments to certain state and local governments were $2 million each year during 1995, 1994 and 1993, respectively.

         <PAGE 28>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   POSTRETIREMENT BENEFITS

     Transportation provides postretirement benefits to substantially all of its employees. Costs associated with postretirement benefits include pension expense for employees, retirees and surviving spouses, and postretirement health care and life insurance expense for employees, retirees, surviving spouses and dependents. In addition, as part of the 1993 restructured retiree health care and life insurance plans, profit sharing payments to an independent retiree Trust are required. The cost of postretirement benefits is segregated as a separate component in the Statement of Income and is as follows:

Millions of dollars                            1995      1994      1993
------------------------------------------------------------------------
Pension expense ........................      $  110    $  108    $  107
Health/life insurance ..................          70        64       102
Profit sharing provision to Trust ......          26         4         -
                                              ------    ------    ------

Total postretirement benefits expense ..      $  206    $  176    $  209
                                              ======    ======    ======

     In the Statement of Financial Condition, the postretirement benefits liability of $1,341 million in 1995 and $1,299 million in 1994 includes $587 million and $549 million, respectively, for pension and $754 million and $750 million, respectively, for postretirement health care and life insurance benefits.

Pension Benefits

     Generally, the pension plans are non-contributory with benefits related to an employee's length of service and compensation rate. Transportation's policy is to fund its pension plans in accordance with applicable United States and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the vested accumulated benefit obligation. The pension plans vary in the extent to which they are funded, but for plan years which ended during the current year, all legal funding requirements have been met. During 1995, Transportation contributed $72 million in excess of its normal funding requirement. Plan assets are invested primarily in dedicated portfolios of long-term fixed income securities with more recent contributions invested in equity securities.

Pension Expense

     Net pension expense included in the Statement of Income is composed of the following:

Millions of dollars                            1995      1994      1993
------------------------------------------------------------------------
Service cost for benefits
  earned during the period .............       $  24    $   34   $    27
Interest on projected benefit obligation         232       211       220
Other pension costs ....................          57        50        43
Less expected return on assets .........        (203)     (187)     (183)
                                              ------    ------    ------

Net pension expense ....................      $  110    $  108    $  107
                                              ======    =======   ======

Actual return on assets ................      $  398    $ (127)   $  427
                                              ======    ======    ======

     "Other pension costs" in the above table include principally the amortization of the net transition obligation and amortization of the cost of plan amendments.

         <PAGE 29>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities

     Included in the Statement of Financial Condition is the minimum pension liability for certain unfunded pension obligations. The unfunded liability in excess of the unamortized prior service cost and net transition obligation was recorded as a reduction in shareowner's equity of $343 million as of October 31, 1995 and $213 million as of October 31, 1994. The change in the minimum pension liability at October 31, 1995 resulted primarily from settlement rate changes, offset partially by investment gains.

     The funded status of Transportation's plans as of October 31, 1995 and 1994 and a reconciliation with amounts recognized in the Statement of Financial Condition are provided below:

                               Plans in Which          Plans in Which
                                Assets Exceed       Accumulated Benefits
                             Accumulated Benefits       Exceed Assets
                             --------------------   --------------------
Millions of dollars             1995      1994         1995      1994
------------------------------------------------------------------------

Actuarial present value of:
  Vested benefits .........   $  (51)   $  (81)      $(2,612)   $(2,282)
  Non-vested benefits .....       (5)       (5)         (270)      (223)
                              ------    ------        ------     ------
    Accumulated benefit
      obligation ..........      (56)      (86)       (2,882)    (2,505)
Effect of projected future
    compensation levels ...       (4)       (2)          (27)       (21)
                              ------    ------        ------     ------
Projected benefit obligation     (60)      (88)       (2,909)    (2,526)
Plan assets at fair value .       87       118         2,295      1,968
                              ------    ------        ------     ------
Funded status at October 31       27        30          (614)      (558)
Unamortized pension costs:
    Net losses ............        9         7           372        235
    Prior service costs ...        1        14            50         43
    (Asset) liability at
      date of transition ..       (1)       (1)          233        266
Adjustment for the minimum
  liability ...............        -         -          (628)      (522)
                              ------    ------        ------     ------
Net asset (liability) .....   $   36    $   50        $  (587)   $ (536)
                              ======    ======        =======    ======

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:

Millions of dollars                            1995     1994     1993
----------------------------------------------------------------------
Discount rate used to determine
  present value of projected
  benefit obligation at end of the year ....    7.8%      9.3%     7.3%
Expected long-term rate of
  return on plan assets for the year .......    9.9%      8.1%     8.8%
Expected rate of increase in
  future compensation levels ...............    3.5%      3.5%     3.5%

         <PAGE 30>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits

     In addition to providing pension benefits, Transportation provides health care and life insurance for a majority of its retired employees, spouses and certain dependents in the United States and Canada. Under the terms of an agreement between Transportation and its employees, retirees and collective bargaining organizations, a Plan was implemented in fiscal 1993 which provided for cost sharing between Transportation and participants in the form of premiums, co-payments and deductibles. A Trust was established to provide a vehicle for funding the health care liability through Transportation's contributions and retiree premiums. In October 1993, Transportation pre-funded $300 million of this liability from proceeds lent to Transportation by the Parent Company as a result of a public offering of Common Stock. The funds in this Trust are invested primarily in equity securities. Transportation is required to make an additional pre-funding contribution of $200 million on or prior to June 30, 1998.

     Transportation adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its United States and Canadian plans in 1993 and recognized the transition obligation as a one-time non-cash charge to earnings. The cumulative effect of this change in accounting policy was $1,149 million. The $1,144 million cumulative charge for the changes in accounting policy reported in the Statement of Income for 1993 includes the $1,149 million charge from the adoption of SFAS 106 offset by the $5 million benefit from the adoption of SFAS 109, "Accounting for Income Taxes," as discussed in Note 4.

     The components of expense for other Postretirement benefits included in the Statement of Income are as follows:


Millions of dollars                           1995      1994      1993
-----------------------------------------------------------------------
Service cost for benefits
  earned during the year ...................  $   10   $   10  $    12
Interest cost on the accumulated
  benefit obligation  ......................      90       81       91
Expected return on assets ..................     (30)     (27)      (1)
                                              ------   ------   ------

Net other Postretirement benefits expense ..  $   70   $   64   $  102
                                              ======   ======   ======

Actual return on assets ....................  $   65   $   12   $    -
                                              ======   ======   ======

     The funded status of other Postretirement benefits as of October 31 is as follows:

Millions of dollars                                     1995      1994
-----------------------------------------------------------------------
Accumulated other postretirement
  benefit obligation (APBO):
    Retirees and their dependents ..........           $  (729) $ (662)
    Active employees eligible to retire ....              (201)   (198)
    Other active participants ..............              (227)   (178)
                                                        ------  ------
    Total APBO .............................            (1,157) (1,038)
    Plan assets at fair value ..............               364     308
                                                        ------  ------
    APBO in excess of plan assets ..........              (793)   (730)
    Unrecognized net (gain) loss ...........                39     (20)
                                                        ------  ------
    Net liability ..........................            $ (754) $ (750)
                                                        ======  ======

         <PAGE 31>


                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The expected return on plan assets was 10% for 1995 and 9% for 1994 and 1993. The weighted average of discount rates used to determine the accumulated postretirement benefit obligation was 7.8% and 9.0% at October 31, 1995 and 1994, respectively. For 1996, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.8%. The rate is projected to decrease to 5.0% by the year 2003 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $150 million and the associated expense recognized for the year ended October 31, 1995 would increase by an estimated $13 million.

         <PAGE 32>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


4.   INCOME TAXES

     Transportation adopted SFAS 109, "Accounting for Income Taxes," in 1993. The adoption of SFAS 109 did not have a material impact on Transportation as a result of a tax agreement with the Parent Company. The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Under the tax allocation agreement with the Parent Company (Tax Agreement), if Transportation records income, it is required to compute its federal income tax expense based on such income and report it in the Statement of Income; if a loss is recorded, the federal income tax benefit from such loss is recorded by the Parent Company. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company, rather than Transportation, to utilize U.S. operating losses and net operating loss carryforwards (NOLs) generated in earlier years. As of October 31, 1995, Transportation had $46 million of domestic NOLs available to offset future taxable income generated by its subsidiaries.

     Taxes on income (loss) of continuing operations are analyzed by categories as follows:

Millions of dollars                            1995      1994     1993
------------------------------------------------------------------------
Current:
  Federal .................................   $   (46)  $  (15)  $  (12)
  State and local .........................        (9)      (4)      (3)
                                               ------   ------   ------

    Total current (expense) ...............       (55)     (19)     (15)
Deferred tax (expense) ....................        (1)      (3)      (4)
                                               ------   ------   ------
Total income tax (expense)
  of continuing operations ................    $  (56)  $  (22)  $  (19)
                                               ======   ======   ======

     The domestic and foreign components of income (loss) from continuing operations before income taxes and the cumulative effect of changes in accounting policy consist of the following:

Millions of dollars                             1995     1994     1993
-----------------------------------------------------------------------
Domestic ..................................    $  147   $   49   $ (474)
Foreign ...................................        11       13       12
                                               ------   ------   ------

Total income (loss) .......................    $  158   $   62   $ (462)
                                               ======   ======   ======

         <PAGE 33>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


4.   INCOME TAXES (continued)


     The difference between the provision for income taxes and income taxes computed using the U.S. federal statutory rate is as follows:

Millions of dollars                            1995      1994      1993
-------------------------------------------------------------------------
Amount computed using the
  U.S. federal statutory rate .............    $  (55)  $  (22)   $   161
(Increase)  decrease in taxes
  resulting from:
    State income taxes, net ...............        (9)      (4)        (3)
    Difference between U.S.
      and foreign tax rates ...............         4        5          4
Current year losses for which
  no benefit is available .................         -        -       (182)
Other .....................................         4       (1)         1
                                               ------   ------    -------
Provision for income taxes
  of continuing operations ........            $  (56)  $  (22)   $  (19)
                                               ======   ======    ======

     The components of the deferred tax asset (liability), in millions of dollars at October 31 are as follows:


Millions of dollars                                      1995      1994
------------------------------------------------------------------------
United States
-------------

Deferred tax asset
  - net operating loss carryforwards                     $   18   $    8
Less valuation allowance ..................                 (18)      (8)
                                                         ------   ------

    Net deferred tax assets ...............              $    -   $    -
                                                         ======   ======
Foreign
-------

Deferred tax assets:
  Net operating loss carryforwards .........              $   -   $    3
  Postretirement benefits ...................                19       16
                                                         ------   ------
    Total deferred tax assets ...............                19       19
Less valuation allowance ...................                (19)     (19)
                                                         ------   ------
  Net deferred tax assets ..................                  -        -

Deferred tax liabilities
  - prepaid pension assets .................                (16)     (16)
                                                         ------   ------
  Net deferred tax liabilities ..............            $  (16)  $  (16)
                                                         ======   ======

         <PAGE 34>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


4.   INCOME TAXES (continued)

     A valuation allowance has been provided for those net operating loss carryforwards and temporary differences which are estimated to expire before they are utilized. Because the foreign tax carryforward period is relatively short, a full allowance has been provided against the total deferred tax assets. The valuation allowance increased $10 million during 1995 resulting from tax benefits associated with a stock acquisition which are not expected to be realized.

     SFAS 109 requires that individual tax paying entities of Transportation offset all deferred tax assets and liabilities within each tax jurisdiction and present them in a single amount in the Statement of Financial Condition. Amounts in different tax jurisdictions cannot be offset against each other.

5.   DISCONTINUED OPERATIONS

     In the fourth quarter of 1994, Transportation recorded a $33 charge as a loss of discontinued operations for environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. This charge, which included an $11 million settlement for various environmental related commercial issues and a $22 million charge for cleanup costs for these sites, was included in Other Liabilities. See also Note 17.

         <PAGE 35>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


6.   MARKETABLE SECURITIES

    The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to Transportation's marketable securities at October 31 is as follows:

                                        1995                 1994
                                 -----------------    -------------------
                                 Amortized   Fair     Amortized   Fair
Millions of dollars                Cost      Value      Cost      Value
-------------------------------------------------------------------------
MANUFACTURING
  U.S. government securities ..   $   86    $   86     $   32     $   32
                                  ------    ------     ------     ------

FINANCIAL SERVICES
  Corporate securities ........       33        33         28         28
  U.S. government securities ..       53        54         67         65
  Mortgage and
    asset-backed securities ...       32        33         28         28
  Foreign government securities        9         9          9          8
                                  ------    ------     ------     ------

  Financial Services
    debt securities ...........      127       129        132        129
  Financial Services
    equity securities                 10        11          9          9
                                  ------    ------     ------     ------

  Financial Services
    marketable securities .....      137       140        141        138
                                  ------    ------     ------     ------

Total marketable securities ...   $  273    $  226     $  173     $  170
                                  ======    ======     ======     ======

     Gross unrealized gains and losses on marketable securities at October 31, 1995 and 1994 are not material.

         <PAGE 36>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


6.   MARKETABLE SECURITIES (Continued)


     Contractual maturities of marketable debt securities at October 31 are as follows:
                                        1995                 1994
                                 -----------------    -------------------
                                 Amortized   Fair     Amortized   Fair
Millions of dollars                Cost      Value      Cost      Value
-------------------------------------------------------------------------
MANUFACTURING
Due in one year or less ......    $   83   $    83     $    -     $    -
Due after one year
  through five years .........         3         3         32         32

    Manufacturing debt
      securities .............        86        86         32         32
                                  ------    ------     ------     ------

FINANCIAL SERVICES
Due in one year or less  .....        22        22         17         17
Due after one year
  through five years .........        35        36         61         60
Due after five years
  through ten years ..........        27        27         17         16
Due after ten years ..........        11        11          9          8
                                  ------    ------     ------     ------
                                      95        96        104        101
Mortgage and
  asset-backed securities ....        32        33         28         28
                                  ------    ------     ------     ------

    Financial Services
      debt securities ........       127       129        132        129
                                  ------    ------     ------     ------

Total debt securities ........    $  213    $  215     $  164     $  161
                                  ======    ======     ======     ======

     Proceeds from sales or maturities of investments in securities were $226 million during 1995 and $483 million during 1994. Gross gains and losses realized on such sales or maturities were not material for each of the two years. Shareowner's equity includes an unrealized holding gain of $3 million, at October 31, 1995 and a loss of $3 million at October 31,
1994.    At October 31, 1995 and 1994, Financial Services' domestic insurance subsidiary had $23 million and $30 million, respectively, of marketable securities on deposit with various state departments of insurance or otherwise not available. These securities are included in total marketable securities balances at October 31, 1995 and 1994.

         <PAGE 37>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


7.  RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Customers ...............................             $   177  $   184
  Financial Services  .....................                  92       13
  Allowance for losses ....................                 (18)     (17)
                                                         ------   ------
    Manufacturing receivables, net ........                 251      180
                                                         ------   ------

FINANCIAL SERVICES
  Retail notes and lease financing ........                 747      514
  Wholesale notes .........................                 268      231
  Accounts receivable .....................                 388      370
  Amounts due from
    sales of receivables ..................                 248      193
  Reinsurance balance receivables .........                  31       42
  Allowance for losses ....................                 (10)      (8)
                                                         ------   ------
    Financial Services
       receivables, net ...................               1,672    1,342
                                                         ------   ------

    Eliminations ..........................                 (92)     (10)
                                                         ------   ------

Total receivables, net ....................              $1,831   $1,512
                                                         ======   ======

     The allowance for losses of Manufacturing includes amounts associated with receivables financed by Navistar Financial and receivables on products sold to distributors in export markets.

     Reflecting higher consumer demand for light trucks and vans, sales of mid-range diesel engines to a domestic automobile manufacturer have increased from 9% of consolidated sales and revenues in 1993 to 10% in 1994 and 12% in 1995.

        <PAGE 38>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


7.  RECEIVABLES (continued)

Financial Services

     Navistar Financial purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from Transportation's operations in the United States.

     A portion of Navistar Financial's funding for retail and wholesale notes comes from sales of receivables by Navistar Financial to third parties with limited recourse. Proceeds from sales of retail notes receivable were $727 million in 1995, $995 million in 1994 and $558 million in 1993. Uncollected sold retail and wholesale receivable balances totalled $1,673 million and $1,347 million as of October 31, 1995 and 1994, respectively. Navistar Financial's maximum exposure under all receivable sale recourse provisions at October 31, 1995 is $210 million which includes holdback reserves of $44 million, subordinated retained interest in securitized receivable sales of $99 million and $67 million of certain cash deposits established as a result of the securitized receivables recourse provisions.

     Contractual maturities of finance receivables including unearned finance income at October 31, 1995 are summarized below. Prepayments may cause the average actual life to be shorter.


                                  Retail Notes and  Wholesale   Accounts
Millions of dollars               Lease Financing     Notes    Receivable
-------------------------------------------------------------------------
Gross finance receivables
  due in:

    1996 ......................       $  239         $  181      $  388
    1997 ......................          203             87           -
    1998 ......................          184              -           -
    1999 ......................          140              -           -
    2000 ......................           92              -           -
    2001 and thereafter .......            8              -           -
                                      ------         ------      ------
      Gross finance receivables          866            268         388
  Unearned finance charges ....          119              -           -
                                      ------         ------      ------

  Total finance receivables ...       $  747         $  268      $  388
                                      ======         ======      ======

         <PAGE 39>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


8.   PROPERTY

     At October 31, property includes the following:

Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Land .........................................        $   11    $    8
                                                        ------    ------

  Buildings, machinery and equipment at cost:
    Plants .....................................         1,223     1,070
    Distribution ...............................            75        71
    Other ......................................            90        78
                                                        ------    ------

      Subtotal .................................         1,388     1,219
                                                        ------    ------

  Total property ...............................         1,399     1,227
  Less accumulated depreciation and amortization          (757)     (678)
                                                        ------    ------
    Manufacturing property, net ................           642       549
                                                        ------    ------

FINANCIAL SERVICES
  Total property ...............................            48        35
  Less accumulated depreciation and amortization            (7)       (6)
                                                        ------    ------
    Financial Services property, net ...........            41        29
                                                        ------    ------

Total property and equipment, net ..............        $  683    $  578
                                                        ======    ======


     Included in the gross property of Manufacturing is property under capitalized lease obligations of $24 million at October 31, 1995 and $27 million at October 31, 1994.

9.  INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                      1995      1994
------------------------------------------------------------------------
Finished products .............................         $  167    $  169
Work in process ...............................             91       103
Raw materials and supplies ....................            158       157
                                                        ------    ------

Total inventories .............................         $  416    $  429
                                                        ======    ======

         <PAGE 40>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


10.  LEASES

     Transportation has long-term noncancellable leases for use of various equipment and facilities. Lease terms are generally for 5 to 25 years and in many cases provide for renewal options. Transportation is generally obligated for the cost of property taxes, insurance and maintenance.

     Transportation leases office buildings, distribution centers, furniture and equipment, machinery and equipment and computer equipment. Total operating lease expense was $37 million in 1995, $34 million in 1994 and $30 million in 1993. Income received from sublease rentals was $6 million in 1995, 1994 and 1993.

     At October 31, 1995, consolidated future minimum lease payments required under capital and noncancellable operating leases having lease terms in excess of one year are as follows:

                                                    Capital    Operating
Millions of dollars                                 Leases       Leases
------------------------------------------------------------------------

1996 ..........................................     $    3      $    32
1997 ..........................................          3           29
1998 ..........................................          3           28
1999 ..........................................          3           27
2000 ..........................................          3           26
Thereafter ....................................          5           38
                                                    ------      -------

Total minimum payments ........................         20      $   180
                                                                =======
Less imputed interest .........................         (7)
                                                    ------

  Present value of minimum lease payments .....     $   13
                                                    ======

  Future income from subleases ................                 $    26
                                                                =======

         <PAGE 41>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


11.  ACCOUNTS PAYABLE

     Major classifications of accounts payable at October 31 are as follows:

Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Trade .......................................         $  857    $  776
  Other .......................................             19         3
                                                        ------    ------
    Manufacturing accounts payable ............            876       779
                                                        ------    ------


FINANCIAL SERVICES
  Other .......................................             57        57
  Manufacturing ...............................             89        13
                                                        ------    ------
  Financial Services accounts payable .........            146        70
                                                        ------    ------

Eliminations ..................................            (89)      (13)
                                                        ------    ------

Total accounts payable ........................         $  933    $  836
                                                        ======    ======

12.  OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:


Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Product liability and warranty .............          $  294    $  288
  Employee incentive programs ................             104        35
  Payroll, commissions and
    employee related benefits ................              91        94
  Long-term disability .......................              55        46
  Taxes ......................................              42        41
  Environmental ..............................              25        31
  Other ......................................             184       151
                                                        ------    ------
    Manufacturing other liabilities ..........             795       686
                                                        ------    ------

FINANCIAL SERVICES
  Loss reserves and unearned premiums ........             118       136
  Interest ...................................              12        11
  Other ......................................              27        18
                                                        ------    ------
    Financial Services other liabilities .....             157       165
                                                        ------    ------

Eliminations .................................              (3)        3
                                                        ------    ------

Total other liabilities ......................          $  949    $  854
                                                        ======    ======

        <PAGE 42>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


13.  DEBT

Debt Due Parent Company
Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Current maturities of
    debt due Parent Company ..................          $   38    $   36
      Subordinated Parent Company Note
        9.05% Stock Purchase Agreement
        (Class B Common), due 2003 ...........             392       439
      9.0% Loan Agreement, due 2013 ..........             493       493
                                                        ------    ------
    Long-term debt due Parent Company ........             885       932
                                                        ------    ------
Total debt due Parent Company ................          $  923    $  968
                                                        ======    ======
                    ------------------------------

Debt
Millions of dollars                                      1995      1994
------------------------------------------------------------------------
MANUFACTURING
  Notes payable
    and current maturities
    of long-term debt ........................          $   10    $    3
                                                        ------    ------

  6 1/4% Sinking Fund Debentures, due 1998 ...               6         7
  9% Sinking Fund Debentures, due 2004 .......              60        65
  8% Secured Note, due 2002
    secured by plant assets ..................              31        37
  Capitalized leases/other ...................              20        15
                                                        ------    ------
    Total long-term debt .....................             117       124
                                                        ------    ------
Manufacturing debt ...........................             127       127
                                                        ------    ------
FINANCIAL SERVICES
  Commercial paper ...........................              50        19
  Bank borrowings ............................               -       400
  Current maturities of long-term debt .......             118       100
                                                        ------    ------
    Total short-term debt ....................             168       519
                                                        ------    ------

  Senior Debentures and Notes
    9.5% medium-term, due 1996 ...............               -       117
  Asset-backed commercial paper program,
    variable rate, due October 1998 ..........             302         -
  Bank revolver, variable rate,
    due October 1998 .........................             760       355
                                                        ------    ------
    Total senior debt ........................           1,062       472
                                                        ------    ------

  Subordinated Term Debt
    - Senior notes, 8 7/8%, due November 1998.             100       100
                                                        ------    ------
    Total long-term debt .....................           1,162       572
                                                        ------    ------
 Financial  Services debt ....................           1,330     1,091
                                                        ------    ------

Total debt ...................................          $1,457    $1,218
                                                        ======    ======

         <PAGE 43>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


13.  DEBT (continued)

     Navistar Financial issues commercial paper with varying terms and has short-term borrowings with various banks on a non-committed basis. Compensating cash balances and commitment fees are not required under these borrowings.

     The aggregate annual maturities and sinking fund requirements for debt for the years ended October 31 are as follows:

                                                    Financial
Millions of dollars                Manufacturing     Services    Total
-----------------------------------------------------------------------
1996 ............................   $    48          $  168     $   216
1997 ............................        62               -          62
1998 ............................        66           1,062       1,128
1999 ............................        67             100         167
2000 ............................        71               -          71
Thereafter ......................       736               -         736

Weighted average interest rate
  on  debt including the effect of
  discounts and related amortization:
     1995 .......................      9.1%            7.4%        8.3%
     1994 .......................      8.7%            7.1%        7.3%

     In conjunction with the implementation of a restructured health care and life insurance plan in 1993, Transportation entered into a Stock Purchase Agreement with the Parent Company at 9.05% due 2003, for the purchase of Class B common stock. Transportation contributed the stock, which was originally valued at $513 million, to the independent retiree Trust. In 1993, the Parent Company also completed a public offering of common shares. The proceeds were loaned to Transportation at 9%, due 2013 and were used to pre-fund health care and life insurance benefit liabilities and for working capital purposes.

     In November 1994, Navistar Financial amended and restated its $727 million bank revolving credit agreement extending the scheduled maturities for 1996 to October 31, 1998 and expanding the commitment to $900 million. In addition, the commitments to sell retail notes under the $600 million retail notes purchase facility agreement were terminated and Navistar Financial established a $300 million asset-backed commercial paper (ABCP) program backed by a $300 million bank liquidity facility which terminates October 31, 1998. The amended revolving credit facility removes dividend restrictions, provides that Navistar Financial maintain certain covenant requirements and grants security interests in substantially all of its assets consistent with the previous credit agreement. Facility fees will be paid quarterly regardless of usage.

     Under the terms of the ABCP program, a special purpose wholly-owned subsidiary of Navistar Financial will purchase retail notes and lease receivables. All assets of the subsidiary will be pledged or sold to a trust that will fund the receivables with investment grade commercial paper. Navistar Financial will pay a commitment fee on the unused portion of the $300 million ABCP liquidity facility.

         <PAGE 44>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


13.  DEBT (continued)

     Available funding under the amended and restated credit agreement and ABCP program was $148 million, of which $50 million was used to back short-term debt at October 31, 1995. The remaining $98 million when combined with unrestricted cash and cash equivalents made $101 million available to fund the general business purposes of Navistar Financial at October 31, 1995.

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

     NFSC utilizes a revolving wholesale note sales trust providing for the continuous sale of wholesale notes on a daily basis. In June 1995, the Navistar Financial Dealer Note Master Trust issued an additional $200 million of 9.3 year asset-backed certificates to the public increasing the sales trust from $300 million to $500 million. The net proceeds of $195 million were used by Navistar Financial for general working capital purposes. Under the terms of the sale, the amount subordinated to the investors' interest increased from $47 million to $87 million. These sales trusts comprise three $100 million pools of notes maturing serially from 1997 to 1999 and a $200 million pool maturing in 2004.

     During 1995, Navistar Financial sold $740 million of retail notes, net of unearned finance income, through NFRRC in two separate sales to two individual owner trusts which, in turn, sold $714 million of notes and $26 million of certificates to investors. The net proceeds of $738 million were used by Navistar Financial for general working capital purposes and to establish a $45 million reserve account with the trust. At October 31, 1995, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,430 million.

     In November 1995, Navistar Financial sold $525 million of retail notes through NFRRC. The net proceeds of $524 million were used for general working capital purposes and to establish a $25 million reserve account with the trust. On November 14, 1995, NFRRC filed an additional registration with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities.

         <PAGE 45>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


14.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported in the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31, are as follows:

                                       1995                 1994
                                 ----------------     -----------------
                                 Carrying   Fair      Carrying    Fair
Millions of dollars               Amount    Value      Amount     Value
-----------------------------------------------------------------------
Receivables, net ...........      $1,851   $1,844      $1,512    $1,508
Investments and other assets         163      163         163       185
Debt .......................       2,380    2,532       2,186     2,183

     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 6.

     Manufacturing's customer receivables and Navistar Financial's wholesale notes and retail and wholesale accounts and other variable-rate retail notes approximate fair value as a result of the short-term maturities of the financial instruments. The fair value of Navistar Financial's truck retail notes is estimated based on quoted market prices of similar sold receivables. The fair value of amounts due from sales of receivables is estimated by discounting expected cash flows at estimated current market rates.

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

        <PAGE 46>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


14.  FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading

     Derivatives are used by Transportation to transfer or reduce risks in foreign exchange and purchase transactions, reduce interest rate risks and potentially increase the return on invested funds.

     During the fourth quarter of 1995, Manufacturing entered into three forward contracts to hedge its foreign exchange exposure to the Canadian dollar on firm commitments. These foreign currency contracts were valued at $33 million as of October 31, 1995 and mature within three months of origination. Gains or losses on these contracts are recognized at the completion of the related contract. At October 31, 1995, the unrecognized loss on the three forward contracts and the CMOs was not material.

     Navistar Financial manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt, by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing financial derivative instruments. These instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. Navistar Financial enters into forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes.

     During 1995, there were no swap agreements outstanding and only one interest rate cap purchased in 1985 for a notional amount of $50 million which serves to hedge the interest cost of variable rate debt. The premium paid for this interest rate cap agreement has been fully amortized to interest expense. The effect of this cap on Navistar Financial's interest expense was not material.

     Between June and October 1995, Navistar Financial entered into $325 million of forward interest rate lock agreements on a Treasury note maturing in 1997 related to the anticipated November 1995 sale of retail receivables. These hedge agreements were closed on October 18, 1995, and the loss, which was not material, was deferred and included in the gain recognized on the sale of receivables in November 1995.

     Financial Services' insurance companies use CMOs and foreign exchange future contracts to increase the yield on their investment portfolio.
These instruments totalled $37 million at October 31, 1995. At October 31, 1995, the unrecognized gain on the CMOs and the foreign exchange future contracts was not material.

         <PAGE 47>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


15.  COMMITMENTS, CONTINGENT LIABILITIES AND RESTRICTIONS ON ASSETS

     At October 31, 1995, commitments for capital expenditures in progress were approximately $56 million.

     At October 31, 1995, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. The Company is subject to maximum recourse of $150 million on retail contracts and $11 million on retail leases. In addition, as of October 31, 1995, Transportation is contingently liable for approximately $47 million for various guarantees, buyback programs and performance bonds; however, based on historical loss trends, Transportation's exposure is not considered material.

     The Canadian operating subsidiary and certain subsidiaries included in Financial Services are parties to agreements which restrict the amounts which can be distributed to Transportation in the form of dividends or loans and advances which can be made. As of October 31, 1995, these subsidiaries had $410 million of net assets of which $212 million was restricted as to distribution.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of Navistar Financial to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1995.

16.  LEGAL PROCEEDINGS

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $11 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case is now pending. The bond and the related collateral will be released when the order of the Oklahoma Supreme Court is filed.

     Transportation and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to its business and that of its subsidiaries. In the opinion of Transportation's management, none of these proceedings or claims is material to the business or the financial condition of Transportation.

         <PAGE 48>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


17.  ENVIRONMENTAL MATTERS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge as a loss of discontinued operations. The charge consists of an $11 million payment to be made to the Economic Development Administration (EDA) and a $22 million charge for cleanup costs at production facilities of two formerly owned businesses: Wisconsin Steel and Solar Turbine, Inc.

     Transportation and the EDA, a division of the U.S. Department of Commerce, reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel
property.   EDA and Transportation became 90% and 10% beneficiaries,
respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation, which in turn will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues as well as reimburse them for a portion of environmental response costs spent by EDA. The U.S. Department of Justice must approve the final settlement before the interest in the trust, or the property, is transferred to Transportation. At October 31, 1995, a final consent decree remained subject to approval by the U.S. Department of Justice and by Transportation.

     An agreement with Solar was signed during the third quarter of 1995.

     Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former Company locations. Based on information available to Transportation, which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or Federal or State regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the costs and is provided for in the financial statements. Transportation believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site, other than the Wisconsin Steel and Solar sites, will not have a material effect Transportation's financial results. Transportation reviews its accruals on a regular basis.

         <PAGE 49>

                                 ==========
                 NOTES TO FINANCIAL STATEMENTS--(Continued)


18.  SHAREOWNER'S EQUITY

     The number of authorized shares of Transportation's capital stock at October 31, 1995 was 100,000 with a par value of $1.00 per share and the number of issued and outstanding shares was 1,000. All the issued and outstanding stock is owned by Navistar International Corporation and no shares are reserved for officers and employees or for options, warrants, conversions and other rights.

     Shareowner's equity at October 31, 1995 is as follows:

Millions of dollars                           1995       1994      1993
------------------------------------------------------------------------
Common Stock ..............................  $  785     $  785    $  785
                                             ------     ------    ------

Retained earnings (deficit)
Balance at beginning of the year ..........  (2,282)    (2,303)     (551)
Net income (loss) .........................     102          7    (1,625)
Minimum pension liability adjustment/other.    (127)        14      (127)

Balance at end of the year ................  (2,307)    (2,282)   (2,303)
                                              ------     ------    ------

Total shareowner's equity .................  $(1,522)  $(1,497)   $(1,518)
                                             =======   =======    =======

19.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                       1st Quarter     2nd Quarter    3rd Quarter      4th Quarter
                      ------------    ------------    -----------     ------------

(Millions of dollars) 1995    1994    1995    1994    1995    1994    1995    1994
-----------------------------------------------------------------------------------
Sales
  and revenues .... $1,413  $1,139  $1,635  $1,393  $1,510  $1,251  $1,768  $1,547

Manufacturing gross
  margin ..........   12.4%   13.1%   14.0%   11.9%   14.0%   12.7%   14.4%   13.5%
                     =====   =====   =====   =====   =====   =====   =====   ======

Net income (loss) .. $   7   $  (6)  $  37   $   7   $  18   $   2   $  40   $    4
                     =====   =====   =====   =====   =====   =====   =====   ======


     Transactions between Manufacturing and Financial Services operations have been eliminated from the consolidated financial results.  See also Note 1.

        <PAGE 50>


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

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Transportation Corp. and Consolidated Subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 3 and 4 to the Financial Statements, effective November 1, 1992, Transportation changed its methods of accounting for postretirement benefits other than pensions and for income taxes.


Deloitte & Touche LLP
December 18, 1995
Chicago, Illinois

         <PAGE 51>
                                                           Exhibit 23


                        NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                     AND SUBSIDIARIES
                        -------------------------------------------


                               INDEPENDENT AUDITORS' CONSENT
                               -----------------------------


Navistar International Transportation Corp.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 of Navistar International Transportation Corp. on Form S-8 of our reports on Navistar International Transportation Corp. and Navistar Financial Corporation dated December 18, 1995, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Transportation Corp. for the year ended October 31, 1995.


Deloitte & Touche LLP
January 26, 1996
Chicago, Illinois

         <PAGE 52>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None
                                   PART III


ITEMS 10, 11, 12 AND 13

  Intentionally omitted. See the index page to this Report for explanation.

        <PAGE 53>



                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

Financial Statements
--------------------

     See Index to Financial Statements in Item 8.

Schedule
--------
                                                                Page
                                                                ----

II  - Valuation and Qualifying Accounts and Reserves  ....       F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including those Incorporated by Reference
---------------------------------------------------
                                                                Page
                                                                ----

(3)    Articles of Incorporation and By-Laws .............       E-1
(4)    Instruments Defining the Rights
        of Security Holders, including Indenture  ........       E-2
(10)   Material Contracts E-3
(23)   Independent Auditors' Consent .....................        51
(24)   Power of Attorney .................................        55
(27)   Financial Data Schedule ...........................       N/A
(28.1) Navistar Financial Corporation Annual Report
         on Form 10-K for the fiscal year ended
         October 31, 1995 ................................       N/A

     All exhibits other than those indicated above are omitted because of the absence of the condition under which they are required or because information called for is shown in the financial statements and notes thereto.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended October 31, 1995.

         <PAGE 54>
SIGNATURE


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



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
-------------------------------------------
                (Registrant)



/s/  J. Steven Keate
-----------------------------------
     J. Steven Keate                                  January 26, 1996
     Vice President and Controller
     (Principal Accounting Officer)

         <PAGE 55>
SIGNATURE


                     NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                  AND SUBSIDIARIES
                     -------------------------------------------
                                 POWER OF ATTORNEY

     Each person whose signature appears below does hereby make, constitute and appoint John R. Horne, J. Steven Keate and Robert A. Boardman and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                        Title               Date
---------------------    ----------------------------   ---------------

/s/ John R. Horne
---------------------
   John R. Horne         Chairman, President           January 26, 1996
                         and Chief  Executive Officer
                         and Director


/s/ Robert C. Lannert
---------------------
    Robert C. Lannert    Executive Vice President      January 26, 1996
                         and Chief Financial Officer
                         and Director

         <PAGE 56>
                                                               SCHEDULE II

                                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                              AND SUBSIDIARIES
                                                ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
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
Reserves deducted from
  assets to which they
  apply:

          1995
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  25          $   4      less recoveries ...   $   1    $  28
                                           =====          =====                            =====    =====

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