Form 10-Q
period 1996-01-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1996-03-11
CIK 51296

<PAGE 1>

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549


                                       FORM 10-Q


     ( X )      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 6, 1996, the number of shares outstanding of the registrant's Common Stock was 1,000.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         <PAGE 2>




                      NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                             AND CONSOLIDATED SUBSIDIARIES
                             -----------------------------


                                         INDEX
                                         ------

                                                                Page
                                                              Reference
                                                              ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

           Statement of Income --
           Three Months Ended January 31, 1996 and 1995 ...        3

           Statement of Financial Condition --
           January 31, 1996, October 31, 1995
             and January 31, 1995 .........................        4

           Statement of Cash Flow --
           Three Months Ended January 31, 1996 and 1995 ...        5

           Notes to Financial Statements ..................        6

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition        8

Part II.   Other Information:

  Item 1.  Legal Proceedings ..............................       11

  Item 6.  Exhibits and Reports on Form 8-K ...............       11

  Signature ...............................................       12

        <PAGE 3>
                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ----------------------------------------------------------------------------------------------------------------------
 Millions of dollars
 ----------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended January 31
                                          -----------------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries          Manufacturing*         Financial Services*
                                          -------------------------        ------------------       ------------------
                                              1996        1995              1996        1995         1996        1995
                                             ------      ------            ------      ------       ------      ------
Sales and revenues
Sales of manufactured products ...........   $1,362      $1,367            $1,362      $1,367       $    -      $    -
Finance and insurance revenue ............       55          35                 -           -           67          48
Other income .............................       10          11                10           8            3           4
                                             ------      ------            ------      ------       ------      ------
  Total sales and revenues ...............    1,427       1,413             1,372       1,375           70          52
                                             ------      ------            ------      ------       ------      ------

Costs and expenses
Cost of products and services sold .......    1,199       1,198             1,196       1,197            3           1
Postretirement benefits ..................       57          50                57          49            -           1
Engineering and research expense .........       29          24                29          24            -           -
Marketing and administrative expense .....       73          69                65          62            8           7
Interest expense .........................       39          42                22          24           20          19
Financing charges on sold receivables ....        9           6                21          19            -           -
Insurance claims and underwriting expense.       12          13                 -           -           12          13
                                             ------      ------            ------      ------       ------      ------
  Total costs and expenses ...............    1,418       1,402             1,390       1,375           43          41
                                             ------      ------            ------      ------       ------      ------

Income (loss) before income taxes
  Manufacturing ..........................        -           -               (18)          -            -           -
  Financial Services .....................        -           -                27          11            -           -
                                             ------      ------            ------      ------       ------      ------
    Income before income taxes ...........        9          11                 9          11           27          11
    Income tax expense ...................       (3)         (4)               (3)         (4)         (10)         (4)
                                             ------      ------            ------      ------       ------      ------
Net income ...............................   $    6      $    7            $    6      $    7       $   17      $    7
                                             ======      ======            ======      ======       ======      ======

See Notes to Financial Statements.                                         * "Manufacturing includes the consolidated
                                                                              financial results of Transportation's
                                                                              manufacturing operations with its wholly
                                                                              owned financial services subsidiaries
                                                                              included under the equity method of
                                                                              accounting. "Financial Services" includes
                                                                              Transportation's wholly owned subsidiary,
                                                                              Navistar Financial Corporation, and other
                                                                              wholly owned finance and insurance
                                                                              subsidiaries. Transactions between
                                                                              Manufacturing and Financial Services have
                                                                              been eliminated from the "Navistar
                                                                              International Transportation Corp. and
                                                                              Consolidated Subsidiaries" columns.
                                                                              The basis of consolidation is described
                                                                              in Note A.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------------
                                    Navistar International
                                   Transportation Corp. and
                                   Consolidated Subsidiaries              Manufacturing*                Financial Services*
                               -------------------------------- -------------------------------- --------------------------------
                               January 31 October 31 January 31 January 31 October 31 January 31 January 31 October 31 January 31
                                  1996      1995        1995       1996       1995       1995       1996       1995       1995
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
ASSETS
-------------------------------
Cash and cash equivalents .....  $  132    $  442      $  283     $  108     $  418     $  248     $   24     $   24     $   35
Marketable securities .........     252       226         165        109         86         29        143        140        136
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
                                    384       668         448        217        504        277        167        164        171
Receivables, net ..............   1,497     1,831       1,345        149        251        239      1,371      1,672      1,192
Inventories ...................     498       416         475        498        416        475          -          -          -
Property, net of accumulated
  depreciation and amortization
  of $783, $764 and $702 ......     684       683         583        634        642        547         50         41         36
Equity in Financial Services
  subsidiaries ................       -         -           -        290        282        257          -          -          -
Investments and other assets ..     167       163         189        130        119        160         37         44         29
Prepaid and intangible
  pension assets ..............     320       320         359        319        319        358          1          1          1
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------

Total assets ..................  $3,550    $4,081      $3,399     $2,237     $2,533     $2,313     $1,626     $1,922     $1,429
                                 ======    ======      ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
  SHAREOWNER'S EQUITY
-------------------------------
Liabilities
Accounts payable ..............  $  821    $  933      $  790     $  758     $  876     $  735     $   77     $  146     $  141
Other liabilities .............     835       949         838        689        795        675        155        157        163
Debt due Parent Company .......     874       923         923        874        923        923          -          -          -
Debt ..........................   1,262     1,457       1,025        166        127        164      1,096      1,330        861
Postretirement benefits
  liabilities .................   1,272     1,341       1,313      1,264      1,334      1,306          8          7          7
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total liabilities .........   5,064     5,603       4,889      3,751      4,055      3,803      1,336      1,640      1,172
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
Shareowner's Equity
Capital stock
  (1,000 shares issued) .......     786       786         785        786        786        785        178        178        178
Retained earnings (deficit) ...  (2,300)   (2,308)     (2,275)    (2,300)    (2,308)    (2,275)       112        104         79
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
     Total shareowner's equity.  (1,514)   (1,522)     (1,490)    (1,514)    (1,522)    (1,490)       290        282        257
                                 ------    ------      ------     ------     ------     ------     ------     ------     ------
Total liabilities
  and shareowner's equity .....  $3,550    $4,081      $3,399     $2,237     $2,533     $2,313     $1,626     $1,922     $1,429
                                 ======    ======      ======     ======     ======     ======     ======     ======     ======

See Notes to Financial Statements.                      *  "Manufacturing" includes the consolidated financial results of
                                                           Transportation's manufacturing operations with its wholly owned financial services subsidiaries included under the equity method of accounting. "Financial Services" includes Transportation's wholly owned subsidiary, Navistar Financial Corporation, and other wholly owned finance and insurance subsidiaries. Transactions between Manufacturing and Financial Services have been
                                                           eliminated from the "Navistar International Transportation
                                                           Corp. and Consolidated Subsidiaries" columns. The basis
                                                           of consolidation is described in Note A.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 -----------------------------------------------------------------------------------------------------------------------
 For the Three Months Ended January 31 (Millions of dollars)
 -----------------------------------------------------------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries          Manufacturing*         Financial Services*
                                          -------------------------        ------------------       ------------------
                                              1996        1995              1996        1995         1996        1995
                                             ------      ------            ------      ------       ------      ------
Cash flow from operations
Net income ...............................   $    6      $    7            $    6      $    7       $   17      $    7
Adjustments to reconcile net income
  to cash provided by operations:
  Depreciation and amortization ..........       26          21                24          19            2           2
  Equity in earnings of Financial Services,
    net of dividends received ............        -           -                (7)         (7)           -           -
Change in operating assets and liabilities:
  Receivables ............................       78          33                99          21           (1)          -
  Inventories ............................      (84)        (49)              (84)        (49)           -           -
  Prepaid and other current assets .......      (13)        (13)              (13)        (13)           -           -
  Accounts payable .......................     (107)        (40)             (114)        (38)         (69)        (15)
  Other liabilities ......................     (183)         19              (182)         15            1           6
Other, net ...............................        -          (3)               10           -          (10)         (3)
                                             ------      ------            ------      ------       ------      ------
Cash used in operations ..................     (277)        (25)             (261)        (45)         (60)         (3)
                                             ------      ------            ------      ------       ------      ------

Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................     (265)       (216)                -           -         (265)       (216)
Collections/sales of retail notes
  and lease receivables ..................      521         338                 -           -          521         338
Acquisitions in excess of cash collections
   of wholesale notes and accounts
   receivable ............................        -           -                 -           -           54          23
Purchase of marketable securities ........     (166)        (37)             (141)        (24)         (25)        (13)
Sales or maturities of marketable
  securities .............................      143          41               119          26           24          15
Proceeds from property sold under
  sale/leaseback .........................        8           -                 8           -            -           -
Capital expenditures .....................      (23)        (17)              (23)        (17)           -           -
Advance to Navistar Financial ............        -           -                 -         (84)           -          84
Other investment programs, net ...........      (12)         (4)               (2)          4          (10)         (8)
                                             ------      ------            ------      ------       ------      ------
  Cash provided by (used in) investment
    programs .............................      206         105               (39)        (95)         299         223
                                             ------      ------            ------      ------       ------      ------

Cash flow from financing activities
Principal payments on debt ...............      (10)       (415)              (10)        (15)           -        (400)
Net increase (decrease) in notes and
  debt outstanding under bank revolving
  credit facility and asset-backed and
  other commercial paper .................     (229)        164                 -           7         (229)        157
Dividends paid ...........................        -           -                 -           -          (10)          -
                                             ------      ------            ------      ------       ------      ------
Cash used in financing activities ........     (239)       (251)             (10)          (8)        (239)       (243)
                                             ------      ------            ------      ------       ------      ------

Cash and cash equivalents
  Decrease during the period .............     (310)       (171)             (310)       (148)           -         (23)
  At beginning of the year ...............      442         454               418         396           24          58
                                             ------      ------            ------      ------       ------      ------
Cash and cash equivalents
  at end of the period ...................   $  132      $  283            $  108      $  248       $   24      $   35
                                             ======      ======            ======      ======       ======      ======

See Notes to Financial Statements.                                         *  "Manufacturing" includes the
                                                                              consolidated financial results of
                                                                              Transportation's manufacturing
                                                                              operations with its wholly owned
                                                                              financial services subsidiaries
                                                                              included under the equity method of
                                                                              accounting.  "Financial Services"
                                                                              includes Transportation's wholly
                                                                              owned subsidiary, Navistar Financial
                                                                              Corporation, and other wholly owned
                                                                              finance and insurance subsidiaries.
                                                                              Transactions between Manufacturing
                                                                              and Financial Services have been
                                                                              eliminated from the "Navistar
                                                                              International Transportation Corp.
                                                                              and Consolidated Subsidiaries" columns.
                                                                              The basis of consolidation is described
                                                                              in Note A.

         <PAGE 6>


  Navistar International Transportation Corp. and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)


Note A.    Summary of Accounting Policies

     Navistar International Transportation Corp., hereafter referred to as "the Company" and "Transportation" is the wholly owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company." See Note 1 to the Consolidated Financial Statements in the 1995 Annual Report on Form 10-K.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow designated as "Manufacturing" and "Financial Services." As used herein and in the 1995 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes the consolidated financial results of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and foreign finance and insurance companies.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1995 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.

Note B.  Supplemental Cash Flow Information

     On the Statement of Cash Flow, "Acquisitions in excess of cash collections" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments during the first three months of 1996 and 1995 were $45 million and $40 million, respectively. Pursuant to a Tax Allocation Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities.

Note C.  Income Taxes

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company, which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and loss carryforwards (NOLs) generated in earlier years.

         <PAGE 7>


  Navistar International Transportation Corp. and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)


Note D.  Inventories

     Inventories are as follows:
                                  January 31   October 31   January 31
Millions of dollars                  1996         1995         1995
---------------------------------------------------------------------
Finished products ..............   $    244     $    167     $    202
Work in process ................        106           91          112
Raw materials and supplies .....        148          158          161
                                   --------     --------     --------

  Total inventories ............   $    498     $    416     $    475
                                   ========     ========     ========

Note E.  Financial Instruments

     Navistar Financial enters into forward interest rate contracts to manage its exposures to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on the sale of receivables.

     During the first quarter of 1996, Navistar Financial did not enter into any interest rate contracts.

     In February 1996, Navistar Financial entered into $200 million of interest rate lock agreements maturing on May 31, 1996, on a Treasury note maturing in 1998 related to the anticipated sale of retail receivables in May or June of 1996.

Note F.  Legal Proceedings

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

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 5 to Transportation's Annual Report on Form 10-K. During the third quarter of 1995, Transportation and Solar Turbines, Inc. (Solar) entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     There has been no change in Transportation's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1995.

         <PAGE 8>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated

     Transportation reported net income of $6 million for the first quarter ended January 31, 1996, compared with net income of $7 million for the same period last year.

     Consolidated sales and revenues for the first quarter of 1996 totalled $1,427 million, a slight increase from the $1,413 million reported for the comparable quarter in 1995.

Manufacturing

     Manufacturing, excluding Financial Services, reported a loss before income taxes of $18 million compared with break-even in the first quarter of 1995. The change reflects lower production caused by severe winter weather and a decline in demand for trucks partially offset by higher demand for mid-range diesel engines and the effect of various cost improvement initiatives.

Sales and revenues. First quarter 1996 industry retail sales of Class 5 through 8 trucks totalled 80,700 units, a decrease of 10% over 1995. Class 8 heavy truck sales of 48,400 units during the first quarter of 1996 were 11% lower than the 1995 level of 54,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, declined 8% to 32,200 units. Industry sales of school buses, which accounted for 21% of the medium truck market, increased 4%.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the first quarter of 1996 totalled 37,900 units, a 15% increase from the same period of 1995. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

     Manufacturing's sales of trucks, diesel engines and service parts for the first quarter of 1996 totalled $1,362 million compared with $1,367 million reported for the same period in 1995. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 25.1% market share for the first quarter of 1996, a decline from the 26.3% market share reported in 1995.

     Service parts sales of $177 million in the first quarter of 1996 declined slightly from the prior year's level.

Operating Costs and Expenses. Manufacturing gross margin was 12.2% of sales for the first quarter of 1996 compared with 12.4% for the same period in 1995. The decrease in gross margin is primarily the result of weather related costs and lower sales volumes partially offset by improved operating efficiency.

     Marketing and administrative expense increased to $65 million in 1996 from $62 million in the first quarter of 1995 primarily as a result of the Company's acquisition of the American Transportation Corporation (AmTran) in August 1995. Engineering and research expense increased to $29 million in the first quarter of 1996 from $24 million in 1995 reflecting investment in the next generation of trucks and diesel engines as well as improvements to existing products.

         <PAGE 9>

Financial Services

     Financial Services' pretax income for the first three months of 1996 was $27 million, an increase from the $11 million reported in 1995. Navistar Financial was responsible for the change which reflects higher income on sales of retail notes and an increased volume of wholesale financing. During the first quarter of 1996, sales of receivables totalled $525 million with a gain of $12 million compared with $315 million sold a year ago with a small loss. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $384 million at January 31, 1996, $668 million at October 31, 1995 and $448 million at January 31, 1995.

Manufacturing

     Cash used in operations during the first quarter of 1996 totalled $261 million, primarily from a net change in operating assets and liabilities of $294 million. The net change in operating assets and liabilities includes a $99 million decrease in receivables offset by a reduction in accounts payable of $114 million resulting from lower production, higher inventories and a $182 million decrease in other liabilities. The decline in other liabilities is the result of the payment to employees as required by the Company's profit sharing agreements as well as the timing of pension funding.

     Investment programs used $23 million in cash to fund capital expenditures for truck product improvement, to increase diesel engine production capacity and to improve cost performance. Financing programs used $10 million for principal payments on debt.

     At January 31, 1996, Transportation had outstanding capital commitments of $41 million. The commitments include truck and engine product development and ongoing facility maintenance programs.
Transportation finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures.

Financial Services

     Operations used $60 million in cash in the first quarter of 1996 primarily reflecting a payment to Manufacturing. Investment programs provided $299 million during this period principally as a result of collections on, and sales of, retail notes. Financing activities used cash generated from investment programs to reduce debt by $229 million.

     Receivable sales were a significant source of funding in 1996 and 1995. During the first quarter of 1996, Navistar Financial sold $525 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), realizing net proceeds from the sale of $495 million. During the same period in 1995, Navistar Financial sold $315 million of retail notes receivable with net proceeds of $295 million. In both years, the net proceeds were used for general working capital purposes.

     On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities.
At January 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2,905 million.

         <PAGE 10>

     At January 31, 1996, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility was $384 million, of which $57 million was used to back short-term debt at January 31, 1996. The remaining $327 million, when combined with unrestricted cash and cash equivalents made $333 million available to fund the general business purposes of Navistar Financial at January 31, 1996.

     Management believes that collections on the outstanding receivables portfolios, as well as funds available from various funding sources, will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

Business  Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. As a result of a general slowdown in economic activity in the United States, the Class 5 through 8 truck market has experienced a significant decline in the rate of new truck orders. During the latter half of 1995, this slowdown was responsible for an increase in the cancellation of some existing orders which were originally placed during 1994 and early 1995 in anticipation of continued growth in the economy. The decline in the number of new orders, in combination with high retail delivery rates throughout 1995, has reduced the Company's backlog of unfilled truck orders by 52% to 34,400 units at January 31, 1996 from 71,500 units at January 31, 1995. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. The Company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     As a result of a decline in truck orders which reflect a softening of certain key economic indicators in the truck industry, Transportation currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 173,000 units, a 24% decrease from 1995. Class 5, 6 and 7 medium truck demand, including school buses, is forecast at 146,500 units, a 4% decrease from 1995. Diesel engine shipments by Transportation to original equipment manufacturers in 1996 are expected to be approximately 157,000 units, unchanged from 1995. Transportation's service parts sales are expected to grow 5% to $766 million.

         <PAGE 11>


                           PART II - OTHER INFORMATION
                           ---------------------------


 Item 1.  Legal Proceedings

          Incorporated herein by reference from Item 3 -
          "Legal Proceedings" in Transportation's definitive
          Form 10-K dated January 26, 1996, Commission File No. 1-5236.


 Item 6.  Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended January 31, 1996.

         <PAGE 12>


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


March 11, 1996