Form 10-Q
period 1996-04-30
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1996-06-07
CIK 51296

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


     ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 3, 1996, the number of shares outstanding of the registrant's Common Stock was 1,000.

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

         <PAGE 2>




                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------


                                      INDEX
                                      -----
                                                                   Page
                                                                 Reference
                                                                 ----------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
    Three Months and Six Months Ended April 30, 1996 and 1995.         3

  Statement of Financial Condition --
    April 30, 1996, October 31, 1995 and April 30, 1995 ......         5

  Statement of Cash Flow --
    Six Months Ended April 30, 1996 and 1995 .................         6

  Notes to Financial Statements ..............................         7

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition ..         9

Part II. Other Information:

  Item 1.  Legal Proceedings .................................        13

  Item 6.  Exhibits and Reports on Form 8-K ..................        13

  Signature ..................................................        14

         <PAGE 3>
                                              PART I - FINANCIAL INFORMATION

                                                       ------------------------------
 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 -------------------------------------------------------------------------------------------------------------------------
 Millions of dollars
 -------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended April 30
                                       ----------------------------------------------------------------------------------
                                        Navistar International
                                       Transportation Corp. and
                                       Consolidated Subsidiaries          Manufacturing*              Financial Services*
                                       -------------------------        ------------------            ------------------
                                           1996        1995              1996        1995              1996        1995
                                          ------      ------            ------      ------            ------      ------
Sales and revenues
Sales of manufactured products .........  $1,423      $1,586            $1,423      $1,586            $    -      $    -
Finance and insurance revenue ..........      46          40                 -           -                59          54
Other income ...........................       5           9                 2           7                 3           4
                                          ------      ------            ------      ------            ------      ------
  Total sales and revenues .............   1,474       1,635             1,425       1,593                62          58
                                          ------      ------            ------      ------            ------      ------

Costs and expenses
Cost of products and services sold .....   1,231       1,366             1,229       1,364                 2           2
Postretirement benefits ................      54          55                54          55                 -           -
Engineering and research expense .......      34          26                34          26                 -           -
Marketing and administrative expense ...      75          73                67          66                 8           7
Interest expense .......................      44          44                22          24                22          22
Financing charges on sold receivables ..       7           9                20          23                 -           -
Insurance claims
  and underwriting expense .............      14          14                 -           -                14          14
                                          ------      ------            ------      ------            ------      ------
  Total costs and expenses .............   1,459       1,587             1,426       1,558                46          45
                                          ------      ------            ------      ------            ------      ------

Income (loss) before income taxes
  Manufacturing ........................       -           -                (1)         35                 -           -
  Financial Services ...................       -           -                16          13                 -           -
                                          ------      ------            ------      ------            ------      ------
    Income before income taxes .........      15          48                15          48                16          13
    Income tax expense .................     (17)        (11)              (17)        (11)               (6)         (4)
                                          ------      ------            ------      ------            ------      ------
Net income (loss) ......................  $   (2)     $   37            $   (2)     $   37            $   10      $    9
                                          ======      ======            ======      ======            ======      ======

See Notes to Financial Statements.

          <PAGE 4>







                            Six Months Ended April 30
- ----------------------------------------------------------------------------------
  Navistar International
 Transportation Corp. and
Consolidated Subsidiaries          Manufacturing*              Financial Services*
- -------------------------        ------------------            -------------------
    1996        1995              1996        1995              1996        1995
   ------      ------            ------      ------            ------      ------

   $2,785      $2,953            $2,785      $2,953           $     -      $    -
      101          75                 -           -               126         102
       15          20                12          15                 6           8
   ------      ------            ------      ------            ------      ------
    2,901       3,048             2,797       2,968               132         110
   ------      ------            ------      ------            ------      ------


    2,430       2,564             2,425       2,561                 5           3
      111         105               111         104                 -           1
       63          50                63          50                 -           -
      148         142               132         128                16          14
       83          86                44          48                42          41
       16          15                41          42                 -           -

       26          27                 -           -                26          27
   ------      ------            ------      ------            ------      ------
    2,877       2,989             2,816       2,933                89          86
   ------      ------            ------      ------            ------      ------


        -           -               (19)         35                 -           -
        -           -                43          24                 -           -
   ------      ------            ------      ------            ------      ------
       24          59                24          59                43          24
      (20)        (15)              (20)        (15)              (16)         (8)
   ------      ------            ------      ------            ------      ------
   $    4      $   44            $    4      $   44            $   27      $   16
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

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- ----------------------------------------------------------------------------------------------------------------------------------
                                      Navistar International
                                     Transportation Corp. and
                                     Consolidated Subsidiaries             Manufacturing*                 Financial Services*
                                  ------------------------------   ------------------------------   ------------------------------
                                  April 30  October 31  April 30   April 30  October 31  April 30   April 30  October 31  April 30
                                    1996       1995       1995       1996       1995       1995       1996       1995       1995
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
ASSETS
- ----------------------------------
Cash and cash equivalents ........ $  161     $  442     $  349     $  134     $  418     $  269     $   27     $   24     $   80
Marketable securities ............    136        226        192          1         86         54        135        140        138
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
                                      297        668        541        135        504        323        162        164        218
Receivables, net .................  1,796      1,831      1,703        169        251        249      1,679      1,672      1,551
Inventories ......................    600        416        493        600        416        493          -          -          -
Property, net of accumulated
  depreciation and amortization
  of $803, $764 and $716 .........    703        683        592        647        642        559         56         41         33
Equity in Financial Services
  subsidiaries ...................      -          -          -        297        282        264          -          -          -
Investments and other assets .....    195        163        200        141        119        151         54         44         49
Prepaid and intangible pension
  assets .........................    322        320        363        321        319        362          1          1          1
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
Total assets ..................... $3,913     $4,081     $3,892     $2,310     $2,533     $2,401     $1,952     $1,922     $1,852
                                   ======     ======     ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
  SHAREOWNER'S EQUITY
- ----------------------------------
Liabilities
Accounts payable ................. $  870    $  933      $  901     $  806     $  876     $  846     $  113     $  146     $  154
Other liabilities ................    854       949         893        701        795        732        156        157        159
Debt due Parent Company ..........    864       923         909        864        923        909          -          -          -
Debt .............................  1,544     1,457       1,430        165        127        162      1,379      1,330      1,268
Postretirement benefits
  liabilities ....................  1,300     1,341       1,209      1,293      1,334      1,202          7          7          7
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total liabilities ............  5,432     5,603       5,342      3,829      4,055      3,851      1,655      1,640      1,588
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
Shareowner's equity
Capital stock
   (1,000 shares issued) .........    786       786         786        786        786        786        178        178        178
Retained earnings (deficit) ...... (2,305)   (2,308)     (2,236)    (2,305)    (2,308)    (2,236)       119        104         86
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total shareowner's equity .... (1,519)   (1,522)     (1,450)    (1,519)    (1,522)    (1,450)       297        282        264
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
Total liabilities
  and shareowner's equity ........ $3,913    $4,081      $3,892     $2,310     $2,533     $2,401     $1,952     $1,922     $1,852
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

          <PAGE 6>

 STATEMENT OF CASH FLOW (Unaudited)
 -----------------------------------------------------------------------------------------------------------------------------
 Six Months Ended April 30 (Millions of dollars)
 ----------------------------------------------------------------------------------------------------------------------------
                                             Navistar International
                                            Transportation Corp. and
                                            Consolidated Subsidiaries          Manufacturing*              Financial Services*
                                           -------------------------        ------------------            ------------------
                                                1996        1995              1996        1995              1996        1995
                                               ------      ------            ------      ------            ------      ------
 Cash flow from operations
 Net Income .................................  $    4      $   44            $    4      $   44            $   27      $   16
 Adjustments to reconcile net income
   to cash provided by (used in) operations:
   Depreciation and amortization ............      52          43                47          40                 5           3
   Equity in earnings of Financial Services,
     net of dividends received ..............       -           -               (17)        (13)                -           -
   Additional pension funding ...............       -         (72)                -         (72)                -           -
   Change in operating assets and liabilities:
     Receivables ............................      49        (110)              106          30                 -           -
     Inventories ............................    (184)        (64)             (184)        (64)                -           -
     Prepaid and other current assets .......     (23)         (6)              (23)         (6)                -           -
     Accounts payable .......................     (59)         56               (68)         66               (60)        (24)
     Other liabilities ......................    (143)         37              (136)         35                (7)          3
   Other, net ...............................       3           2                 8           5                (5)         (3)
                                               ------      ------            ------      ------            ------       ------
 Cash provided by (used in) operations ......    (301)        (70)             (263)         65               (40)         (5)
                                               ------      ------            ------      ------            ------      ------

 Cash flow from investment programs
 Purchase of retail notes
   and lease receivables ....................    (576)       (457)                -           -              (576)       (457)
 Collections/sales of retail notes and lease
   receivables ..............................     561         375                 -           -               561         375
 Acquisitions in excess of cash
   collections of wholesale notes and
   accounts receivable ......................       -           -                 -           -                12        (127)
 Purchase of marketable securities ..........    (194)        (92)             (148)        (68)              (46)        (24)
 Sales or maturities of marketable securities     283          74               233          47                50          27
 Proceeds from property
   sold under sale/leaseback ................       7           -                 7           -                 -           -
 Capital expenditures .......................     (55)        (50)              (55)        (50)                -           -
 Advance to Navistar Financial ..............       -           -               (29)        (99)               29          99
 Other investment programs, net .............     (21)          1                (2)          7               (19)         (6)
                                               ------      ------            ------      ------            ------      ------
 Cash provided by (used in)
   investment programs ......................       5        (149)                6        (163)               11        (113)
                                               ------      ------            ------      ------            ------      ------

 Cash flow from financing activities
 Principal payments on debt .................     (27)       (429)              (27)        (29)                -        (400)
 Net increase in notes and debt outstanding
   under bank revolving credit facility and
   asset-backed and other commercial paper ...      42         543                 -           -                42         543
 Dividends paid ..............................       -           -                 -           -               (10)         (3)
                                                ------      ------            ------      ------            ------      ------
 Cash provided by (used in)
   financing activities ......................     15         114               (27)        (29)               32         140
                                               ------      ------            ------      ------            ------      ------

 Cash and cash equivalents
   Increase (decrease) during the period .....    (281)       (105)             (284)       (127)                3          22
   At beginning of the year ..................     442         454               418         396                24          58
                                                ------      ------            ------      ------            ------      ------

 Cash and cash equivalents
   at end of the period ......................  $  161      $  349            $  134      $  269            $   27      $   80
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

Note B.  Supplemental Cash Flow Information

    On the Statement of Cash Flow, Acquisitions in excess of cash collections" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments during the first six months of 1996 and 1995 were $82 million and $84 million, respectively. Pursuant to a Tax Allocation Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities.

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

         <PAGE 8>

   Navistar International Transportation Corp. and Consolidated Subsidiaries
                  Notes to Financial Statements  (Unaudited)

Note D.  Inventories

     Inventories are as follows:
                                            April 30  October 31  April 30
Millions of dollars                           1996       1995       1995
- --------------------------------------------------------------------------

Finished products .......................    $   295    $   167    $   211
Work in process .........................        148         91        126
Raw materials and supplies ..............        157        158        156
                                             -------    -------    -------

Total inventories .......................    $   600    $   416    $   493
                                             =======    =======    =======

Note E.  Financial Instruments

     Navistar Financial enters into forward interest rate contracts to manage its exposures to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on the sale of receivables.

     In February 1996, Navistar Financial entered into $200 million of short-term forward interest rate lock agreements on a Treasury security maturing in 1998 related to the sale of retail receivables in May 1996. At April 30, 1996, the deferred unrealized gain from hedging the anticipated , but not yet committed, sales transactions was $4 million.

     In May 1996, Navistar Financial entered into an additional $250 million of forward interest rate lock agreements on Treasury securities maturing in 1998 related to the May 1996 sale of retail receivables. These hedge agreements, totalling $450 million, were closed on May 22, 1996, in conjunction with the pricing of the May sale.

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

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 5 to the Company's Annual Report on Form 10-K. During the third quarter of 1995, Transportation and Solar entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     There has been no change in Transportation's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1995.

         <PAGE 9>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated

     Transportation reported a net loss of $2 million for the second quarter ended April 30, 1996, compared with net income of $37 million for the comparable quarter last year. For the first six months of 1996, Transportation reported net income of $4 million, a decrease from the $44 million reported for the same period in 1995.

     Consolidated sales and revenues for the second quarter of 1996 totalled $1,474 million compared with $1,635 million reported in 1995. During the first six months of 1996, consolidated sales and revenues declined 5% to $2,901 million from $3,048 million.

Manufacturing

     Second Quarter Ended April 30, 1996
     -----------------------------------

     Manufacturing, excluding Financial Services, reported a loss before income taxes of $1 million compared with pretax income of $35 million in the second quarter of 1995. The change reflects a decline in demand for trucks partially offset by the effect of ongoing cost improvement initiatives and continued strong demand for mid-range diesel engines and higher parts sales.

     Second quarter 1996 industry retail sales of Class 5 through 8 trucks totalled 87,100 units, a decrease of 11% over 1995. Class 8 heavy truck sales of 49,700 units during the second quarter of 1996 were 15% lower than the 1995 level of 58,300 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, declined 5% to 37,400 units. Industry sales of school buses, which accounted for 19% of the medium truck market increased 22%.

     Manufacturing's sales of trucks, diesel engines and service parts for the second quarter of 1996 totalled $1,423 million compared with $1,586 million reported for the same period in 1995. Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 27.1% market share for the second quarter of 1996, an improvement from the 25.2% market share reported in 1995.

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during the second quarter of 1996 totalled 40,600 units, a 3% increase from the same period of 1995. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $195 million in the second quarter of 1996 were 10% higher than the $177 million reported in 1995.

Operating Costs and Expenses. Manufacturing gross margin was 13.7% of sales for the first quarter of 1996 compared with 14.0% for the same period in 1995. The decrease in gross margin is primarily the result of lower sales volumes and more competitive pricing partially offset by improved operating efficiency.

     Engineering and research expense increased to $34 million in the first quarter of 1996 from $26 million in 1995 reflecting investment in the next generation of trucks and diesel engines as well as improvements to existing products.

         <PAGE 10>

     Six Months Ended April 30, 1996
     -------------------------------

     The pretax loss, excluding Financial Services, for the first six months of 1996 was $19 million compared with net income of $35 million reported for the same period of 1995.

     Manufacturing's sales and revenues during this period totalled $2,797 million, 6% lower than the first two quarters of 1995. During the first six months of 1996, sales of trucks declined 10% while sales of diesel engines to original equipment manufacturers increased 9%. Parts sales were 10% higher than in the same period of 1995.

     Industry retail sales of Class 5 through 8 trucks during the first six months of fiscal 1996 totalled 167,900 units, a decrease from the 186,900 units sold during this period in 1995. Transportation remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first two quarters of the fiscal year with a 26.1% market share, a slight increase over the 25.8% market share reported for the same period last year.

     Manufacturing gross margin for the first six months of 1996 was 13.0% compared with 13.3% in 1995. The factors which influenced gross margin during the second quarter of 1996 were also responsible for the change during the first half of the year.

Financial Services

     Financial Services' pretax income for the second quarter of 1996 was $16 million, an improvement from the $13 million reported in 1995. Navistar Financial was responsible for the change which reflects increased revenues from higher retail and wholesale note balances.

     The increase in pretax income from $24 million for the first six months of 1995 to $43 million in 1996 reflects higher income on sales of retail notes and an increased volume of wholesale financing. During the first two quarters of 1996, sales of receivables totalled $525 million with a gain of $12 million compared with $315 million sold a year ago with a small loss. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates prior to the date of sale.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of Transportation amounted to $297 million at April 30, 1996, $668 million at October 31, 1995 and $541 million at April 30, 1995.

Manufacturing

     Cash used in operations during the first six months of 1996 totalled $263 million, primarily from a net change in operating assets and liabilities of $305 million. The net change in operating assets and liabilities includes a $106 million decrease in receivables, a $184 million increase in inventories reflecting the decline in demand for trucks, an increase in accounts payable and a $136 million decrease in other liabilities. The decline in other liabilities is the result of the payment to employees as required by the Company's profit sharing agreements as well as the timing of planned pension funding.

     Investment programs provided $6 million in cash reflecting a net decrease of $85 million in marketable securities offset by $55 million used to fund capital expenditures for truck product improvement, increase diesel engine capacity and improve cost performance. Financing programs used cash to reduce debt by $27 million.

         <PAGE 11>

     At April 30, 1996, Transportation had outstanding capital commitments of $29 million. The commitments include truck and engine product development and ongoing facility maintenance programs. Transportation finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures.

Financial Services

     Operations used $40 million in cash in the first quarter of 1996 primarily reflecting a payment to Manufacturing. Cash from investment programs and financing activities funded Financial Services' operations. Investment programs provided $11 million during this period principally as a result of $29 million in funds advanced to Navistar Financial by Transportation while financing activities provided $32 million as a result of an increase in debt.

     Receivable sales were a significant source of funding in 1996 and 1995. During the first six months of 1996, Navistar Financial sold $525 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), realizing net proceeds from the sale of $495 million. During the same period in 1995, Navistar Financial sold $315 million of retail notes receivable with net proceeds of $295 million. In both years, the net proceeds were used for general working capital purposes.

     On May 30, 1996, Navistar Financial sold $460 million of retail notes, net of unearned finance income, realizing net proceeds of $459 million which were used for general working capital purposes.

     On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance of an additional $2,000 million of asset-backed securities. This registration statement, along with two previously filed registrations statements, allows NFRRC to issue up to $5,000 million of asset-backed securities. At April 30, 1996, the remaining shelf registration available to NFRRC was $2,905 million.

     Effective March 29, 1996, Navistar Financial amended and restated its $900 million bank revolving credit facility and its $300 million asset-backed commercial paper (ABCP) program, extending the maturity date of each facility to March 2001. In addition, the commitment of the bank revolving credit facility was expanded to $925 million, the ABCP facility was increased to $400 million and a new pricing and fee schedule was established.

     At April 30, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $227 million, of which $49 million was used to back short-term debt at April 30, 1996. The remaining $178 million when combined with unrestricted cash and cash equivalents made $185 million available to fund the general business purposes of Navistar Financial at April 30, 1996.

     Management believes that collections on the outstanding receivables portfolio as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the company's dealers and customers.

         <PAGE 12>

Business Outlook

     During the first two quarters of 1996, the Class 5 through 8 truck market experienced a significant decline in the rate of new truck orders and an increase in the cancellation of some existing orders. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. Anticipating lower year-over-year truck demand levels, management will balance production with demand as appropriate to assure that Transportation's operating and financial objectives for the year are met.

     As a result of a decline in truck orders which reflect a softening of certain key economic indicators in the truck industry, Transportation currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 173,000 units, a 24% decrease from 1995. Class 5, 6 and 7 medium truck demand, including school buses, is forecast at 144,500 units, a 5% decrease from 1995. Diesel engine shipments by Transportation to other original equipment manufacturers in 1996 are expected to be approximately 157,000 units, unchanged from 1995. Transportation's parts sales are expected to grow 5% to $768 million.

        <PAGE 13>


                                  PART II - OTHER INFORMATION
                                  ---------------------------


Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 26, 1996, Commission File No. 1-5236.


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended April 30, 1996.

         <PAGE 14>


                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- -------------------------------------------
               (Registrant)





/s/  J. Steven Keate
- -------------------------------------------
     J. Steven Keate
     Vice President and Controller


June 7, 1996