Form 10-K/A
period 1995-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1996-06-27
CIK 51296

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


                                AMENDMENT NO. 1


     The undersigned registrant hereby amends the following exhibits of its 1995 Annual Report on Form 10-K as set forth in the pages attached hereto:

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



                             /s/  J. Steven Keate
                            -----------------------------------
                                  J. Steven Keate
                                  Vice President and Controller


                                  June 27, 1996

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

         <PAGE 1>

                                                              Exhibit 28.2



                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                       ----------------------------------

                                   FORM 11-K
                                 ANNUAL REPORT

                       ----------------------------------




                          PURSUANT TO SECTION 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended December 31, 1995

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


ITEM 2.    CHANGES IN INVESTMENT POLICY
- -------    ----------------------------

           Participants can direct the investment of their account assets as follows:

               o American Express Trust Collective Income Fund II is a diversified pool of investment contracts varying in maturity date, size and yield and short-term cash instruments;

               o American Express Trust Equity Index Fund is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

               o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

               o IDS New Dimensions Fund, Inc. is a mutual fund which invests primarily in ordinary common stocks of United States companies;

               o Templeton Foreign Fund, which was added as an investment option effective October 3, 1994, is a specialty growth fund which invests primarily in common stocks and other securities of companies and governments outside the United States.

ITEM 3.    CONTRIBUTIONS UNDER THE PLAN
- -------    ----------------------------

           The Plan permits the Company to make matching and discretionary contributions. Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service. Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions, employee after-tax contributions and rollover contributions are fully vested immediately. The Company did not make any matching or discretionary contributions to the Plan during any of the three years in the period ended December 31, 1995.

         <PAGE 3>

ITEM 4.    PARTICIPATING EMPLOYEES
- -------    -----------------------

           As of December 31, 1995, there were approximately 2,946 participants with assets in the Plan.

ITEM 5.    ADMINISTRATION OF THE PLAN
- -------    --------------------------

           (a) The Plan is administered by the Company's Pension Fund Investment Committee, the members of which are appointed by the Board of Directors of the Company. The members of the Pension Fund Investment Committee ("Committee") and their titles as of December 31, 1995, were as follows:

                       Name                        Company Title
                 -----------------           -------------------------

                 John R. Horne               Chairman, President and
                                               Chief Executive Officer
                                               and Director

                 Robert C. Lannert           Executive Vice President
                                               and Chief Financial
                                               Officer and Director

                 John J. Bongiorno           Group Vice President and
                                               General Manager
                                               Financial Services

                 John M. Sheahin             Senior Vice President
                                               Employee Relations
                                               and Administration

                 Thomas M. Hough             Vice President
                                               and Treasurer

                 J. Steven Keate             Vice President
                                               and Controller

                 Robert I. Morrison          Vice President
                                               Corporate Development


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

           (b) During 1995, no Committee member received any compensation from the Plan for services rendered in connection with the administration of the Plan.

         <PAGE 4>

ITEM 6.    CUSTODIAN OF INVESTMENTS
- -------    ------------------------

           (a) The trust established under the Plan is administered by American Express Trust, a division of American Express Bank & Trust Company, 1200 Northstar West, P. O. Box 534, Minneapolis, MN 55440-0534, Trustee, for the Navistar International Transportation Corp. 401(k) Retirement Savings Plan Trust. The Trustee also acts as custodian of the Plan's securities and investments.

           (b)  The Trustee received no compensation from the Plan.

           (c) The Trustee has a financial institution's bond in the amount of $10 million at December 31, 1995.

ITEM 7.    REPORTS TO PARTICIPATING EMPLOYEES
- -------    ----------------------------------

           Participating employees were furnished quarterly statements during the year reflecting the status of their accounts.

ITEM 8.    INVESTMENT OF FUNDS
- -------    -------------------

           Brokerage fees of $524, $230 and $3,371 were paid by the Plan in 1995, 1994 and 1993, respectively. No brokerage fees were paid to any person described in the Securities and Exchange
           Commission's requirements for disclosure in Item 8(a)(2) of this form.

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

           (b)  Exhibits
                None

         <PAGE 5>
SIGNATURE

INDEPENDENT AUDITORS' REPORT

Navistar International Transportation Corp:

We have audited the accompanying financial statements of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
May 17, 1996
Chicago, Illinois


INDEPENDENT AUDITORS' CONSENT
- -----------------------------

Navistar International Transportation Corp.:

We consent to the incorporation by reference in Registration Statement, including post-effective amendments, No. 2-70979 of Navistar International Transportation Corp. on Form S-8 of our report dated May 17, 1996 appearing in this Annual Report on Form 11-K of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan for the year ended December 31, 1995.



DELOITTE & TOUCHE LLP
June 27, 1996
Chicago, Illinois

         <PAGE 6>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS AS OF DECEMBER 31
- -----------------------------------------------------------------

                                                      1995           1994
                                                  ------------   ------------
ASSETS

INVESTMENTS:
Navistar Pooled Stock Fund
  - at market value (1995 - 338,172 units
    of participation, cost $4,946,264 and
    1994 - 370,625 units of participation,
    cost $5,475,506)                              $    995,916   $  1,558,478
American Express Trust Collective Income Fund II
  - at market value (1995 - 2,824,955
    shares, cost $41,302,090, and 1994
    - 2,859,436 shares, cost $41,660,850)           43,695,006     41,645,934
American Express Trust Equity Index Fund
  - at market value (1995 - 1,246,204 shares,
    cost $14,788,880 and 1994 - 1,093,724 shares,
    cost $12,343,187                                20,824,074     13,309,536
IDS Selective Fund, Inc.
  - at market value (1995 - 591,001 shares,
    cost $5,470,076 and 1994 - 414,328 shares,
    cost $3,879,797)                                 5,676,567      3,514,752
IDS New Dimensions Fund, Inc.
  - at market value (1995 - 2,092,532 shares,
    cost $28,939,655 and 1994 - 1,778,062
    shares, cost $23,816,061)                       36,140,116     23,628,672
Templeton Foreign Fund - at market value
    (1995 - 405,251 shares, cost of $3,786,761
    and 1994 - 262,729 shares, cost $2,503,679)      3,720,207      2,317,278
Participant loans                                    3,072,598      2,291,926
                                                  ------------   ------------
   Total investments                               114,124,484     88,266,576
                                                  ------------   ------------

RECEIVABLES:
Participant pre-tax contributions                      753,058        795,346
Participant after-tax contributions                     13,774         14,171
Accrued dividend income                              1,607,784      1,107,099
                                                  ------------   ------------
   Total receivables                                 2,374,616      1,916,616
                                                  ------------   ------------

NET ASSETS AVAILABLE FOR BENEFITS                 $116,499,100   $ 90,183,192
                                                  ============   ============

See notes to financial statements.

         <PAGE 7>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED DECEMBER 31
- ----------------------------------------------------------

                                        1995            1994           1993
                                    ------------   ------------   ------------
ADDITIONS TO NET ASSETS:
Investment Income:
  Net realized/unrealized
    appreciation (depreciation)
    in fair value of investments    $ 15,862,135   $ (3,515,684)  $  2,142,423
  Interest and dividend income         2,359,561      4,212,413      3,794,303
                                    ------------   ------------   ------------
    Total investment income           18,221,696        696,729      5,936,726
                                    ------------   ------------   ------------

Participant contributions:
  Pre-tax contributions               12,170,578     10,921,909     10,052,829
  After-tax contributions                213,401        178,286        170,700
                                    ------------   ------------   ------------
    Total participant contributions   12,383,979     11,100,195     10,223,529
                                    ------------   ------------   ------------

Rollovers from other qualified plans     554,164        445,994         78,332
Other                                      9,664              -              -
                                    ------------   ------------   ------------
    Total additions to net assets     31,169,503     12,242,918     16,238,587
                                    ------------   ------------   ------------

DEDUCTIONS FROM NET ASSETS:
Benefits paid to participants          4,853,595      3,000,569      1,724,974
Transfers to other qualified plans             -          3,100          4,483
                                    ------------   ------------   ------------
    Total deductions from net assets   4,853,595      3,003,669      1,729,457
                                    ------------   ------------   ------------


    Net increase                      26,315,908      9,239,249     14,509,130

NET ASSETS AVAILABLE FOR BENEFITS:
    BEGINNING OF YEAR                 90,183,192     80,943,943     66,434,813
                                    ------------   ------------   ------------

    END OF YEAR                     $116,499,100   $ 90,183,192   $ 80,943,943
                                    ============   ============   ============

See notes to financial statements.

         <PAGE 8>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
- -------------------------------------------

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 1995
- -------------------------------------------

1.  DESCRIPTION OF THE PLAN

    The following description of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") provides only general information. Participants should refer to the Plan document for a complete description of the Plan's provisions.

    General - The Plan is sponsored by Navistar International Transportation Corp. (the "Company") to provide savings and retirement benefits for certain eligible salaried employees of the Company and of certain of its affiliates that are participating under the Plan who meet certain length of service requirements. The Plan was established February 1, 1965, and has subsequently been restated and amended to maintain qualification under Sections 401(a), 401(k) and 501 of the Internal Revenue Code of 1986 and to modify the provisions of the Plan. Administrative expenses relating to the Plan are paid by the Company.

    Effective January 1, 1995, IDS Trust was renamed American Express Trust, and the IDS Trust collective Income Fund II and the IDS Trust Equity Index Fund have been renamed American Express Trust Collective Income Fund II and American Express Trust Equity Index Fund, respectively. The IDS Selective Fund, Inc. and the IDS New Dimensions Fund, Inc. names remain unchanged. The Trustee, American Express Trust, is authorized to hold and invest the assets of the Plan in accordance with the provisions of the Trust Agreement between the Company and the Trustee.

    Contributions - Contributions may be made to the Plan on a pre-tax basis, an after-tax basis, or a combination of both. Pre-tax salary reduction contributions to the Plan are subject to annual maximum limits equal to the lesser of 20 percent of a participant's annual compensation or a prescribed dollar amount, indexed for inflation ($9,240, $9,240 and $8,994 for 1995, 1994, and 1993, respectively).
    After-tax contributions are subject to annual maximum limits of ten percent of annual compensation. Both pre-tax and after-tax contributions may be elected at a minimum level of one percent of eligible compensation at any time. Subject to Company approval, certain eligible employees are allowed to make rollover contributions transfers to the Plan, if such contributions satisfy applicable regulations. Such employees are not required to be participants for any other purpose than their rollover account; however, neither after-tax contributions nor pre-tax salary reduction contributions may be made until such time as such employee would otherwise become eligible to and does elect participation in the Plan.

    The Plan permits the Company to make matching and discretionary contributions. Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service.

    Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions, employee after-tax contributions and rollover contributions are fully vested immediately. The Company did not make any matching or discretionary contributions to the Plan during any of the three years in the period ended December 31, 1995.

         <PAGE  9>

1.  DESCRIPTION OF THE PLAN (Cont'd)

    Investment Options - Participants may direct the investment of their account assets as follows:

    o American Express Trust Collective Income Fund II is a diversified pool of investment contracts varying in maturity date, size and yield and short-term cash instruments;

    o American Express Trust Equity Index Fund is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

    o IDS Selective Fund, Inc. is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

    o IDS New Dimensions Fund, Inc. is a mutual fund which invests primarily in ordinary common stock of United States companies;

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

    Participant Accounts - Contributions and assets allocated to a specific investment fund are commingled with those of other participants and are invested in accordance with the nature of the specific fund. Realized gains and losses, unrealized appreciation and depreciation, and dividends and interest are allocated to participants based on their proportionate share of the funds. Fund managers' fees are charged to participants' accounts as a reduction of the return earned on each investment option.

    Loans to Participants - Participants may borrow from their fund accounts a minimum of $1,000 up to the lesser of 50% of their vested account balance or $50,000. Loan transactions are treated as a transfer between the investment fund and the loan fund. Loan terms range from 1 to 5 years, with the exception of loans made for the purchase of a principal residence, which must be repaid in installments over a period of up to ten years. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan administrator.

         <PAGE 10>

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation - The accounts of the Plan are maintained on the accrual basis of accounting. All investments are presented at published market values. The loans to participants are valued at cost which approximates market value. Security transactions are accounted for on the trade date. Dividend income is accrued on the ex-dividend date.

    Valuation of Investments - Unrealized appreciation or depreciation on investments is determined by comparing the fair value of these separate Funds at the current year-end, net of contributions made during the year, to their respective fair values at the preceding year-end. Realized gains or losses are determined by comparing net sales proceeds to the fair value of the investment at the preceding year-end.

    Participant Withdrawals - As of December 31, 1995 and December 31, 1994, there were no benefits which were due to former participants who have withdrawn from participation in the Plan. Benefits are recorded when paid.

    Reclassifications - Certain 1993 and 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.

3.  TAX STATUS OF THE PLAN

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

4.  VOLUNTARY WITHDRAWAL

    Participants may request either an in-service or hardship withdrawal of certain of their account assets. An in-service withdrawal may be made of a portion of the value of the assets purchased with the participants' after-tax contributions and investment earnings thereon. Participants may only withdraw authorized pre-tax salary reduction contributions after attaining age 59-1/2, or on a hardship basis prior to attaining age 59-1/2. Company matching and discretionary contributions and investment earnings thereon are not eligible for in-service withdrawal.

         <PAGE 11>

5.  TERMINATION OF EMPLOYMENT

    A participant's vested account is distributable at the time a participant separates from service with the Company, suffers a total and permanent disability or dies.

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

6.  AMENDMENT OR TERMINATION OF THE PLAN

    Although the Company expects to continue the Plan indefinitely, the Company, at its discretion, reserves the right to amend, modify, suspend or terminate the Plan, provided that no such action shall deprive any person of any rights to contributions made under the Plan. If the Plan is terminated or contributions thereto have been completely discontinued, the rights of all participants to the amounts credited to their accounts shall be non-forfeitable and the interest of each participant in the funds will be distributed to such participant or his or her beneficiary in accordance with the Plan terms and the Code. If the Plan is terminated, Plan participants will become fully vested in any funds allocated to them.

7.  INVESTMENTS EXCEEDING FIVE PERCENT OF NET ASSETS

    The Plan's investments which exceeded five percent of net assets available for benefits as of December 31, 1995 and 1994 are as follows:


                                           1995                1994
                                        -----------         -----------

    American Express Trust
      Collective Income Fund II         $43,695,006         $41,645,934

    American Express Trust
      Equity Index Fund                  20,824,074          13,309,536

    IDS New Dimensions Fund, Inc.        36,140,116          23,628,672

8.  TRANSACTIONS IN EMPLOYER SECURITIES

    The Common Stock of Navistar was purchased and distributed by the Trustee in the Plan years ended December 31, at cost, as follows:

                                                          Loss on
        Plan Year   Purchased   Distributed     Sold        Sale
        ---------   ---------   -----------   --------   ---------

        1995        $  26,311   $    26,311   $551,334    $403,319
                    =========   ===========   ========    ========

        1994        $  26,406   $    14,223   $230,974    $150,143
                    =========   ===========   ========    ========

        1993        $  36,683   $    30,682   $465,222    $235,267
                    =========   ===========   ========    ========

          <PAGE 12>

 9.  FUND INFORMATION

     Investment income, participant pre-tax and after-tax contributions, and benefits paid to participants by separate investment fund are as follows for each of the three years in the period ended
     December 31, 1995.

                                                               1995            1994            1993
                                                           ------------    ------------    ------------

    Interest and dividend income:
        American Express Trust Collective Income Fund II   $     72,807    $  2,282,730    $  2,176,001
        American Express Trust Equity Index Fund                 33,329         379,072         303,156
        IDS Selective Fund,Inc.                                 337,512         294,839         192,805
        IDS New Dimensions Fund,Inc.                          1,667,232       1,157,361       1,122,341
        Templeton Foreign Fund                                  248,681          98,411               -
                                                           ------------    ------------    ------------
    Total                                                  $  2,359,561    $  4,212,413    $  3,794,303
                                                           ============    ============    ============
    Net realized/unrealized appreciation (depreciation)
      in fair value of investments:
        Navistar Pooled Stock Fund                         $   (436,640)   $  (880,448)    $    10,143
        American Express Trust Collective Income Fund II      2,626,419          6,647           1,075
        American Express Trust Equity Index Fund              5,286,987       (188,264)        719,955
        IDS Selective Fund,Inc.                                 551,665       (440,083)         21,965
        IDS New Dimensions Fund,Inc.                          7,724,225     (1,826,662)      1,389,285
        Templeton Foreign Fund                                  109,479       (186,874)              -
                                                           ------------   ------------     -----------
    Total                                                  $ 15,862,135   $ (3,515,684)    $ 2,142,423
                                                           ============   ============     ===========

    Participant pre-tax contributions:
      American Express Trust Collective Income Fund II     $  3,925,317   $  3,751,790     $ 3,899,748
      American Express Trust Equity Index Fund                2,024,078      1,776,419       1,669,140
      IDS Selective Fund,Inc.                                 1,029,154      1,096,877         965,126
      IDS New Dimensions Fund,Inc.                            4,179,136      4,104,810       3,518,815
      Templeton Foreign Fund                                  1,012,893        192,013               -
                                                           ------------   ------------     -----------
    Total                                                  $ 12,170,578   $ 10,921,909     $10,052,829
                                                           ============   ============     ===========
   Participant after-tax contributions:
     American Express Trust Collective Income Fund II      $     70,157   $     45,932     $    57,002
     American Express Trust Equity Index Fund                    33,920         30,895          32,599
     IDS Selective Fund,Inc.                                     10,556         17,102          15,163
     IDS New Dimensions Fund,Inc.                                58,573         59,590          65,936
     Templeton Foreign Fund                                      40,195         24,767               -
                                                           ------------   ------------     -----------
    Total                                                  $    213,401   $    178,286     $   170,700
                                                           ============   ============     ===========
    Benefits paid to participants:
      Navistar Pooled Stock Fund                           $     52,599    $    45,368     $    50,279
      American Express Trust Collective Income Fund II        3,057,367      1,696,562       1,159,854
      American Express Trust Equity Index Fund                  552,080        472,505         148,953
      IDS Selective Fund,Inc.                                   135,940        117,681          96,596
      IDS New Dimensions Fund,Inc.                              958,158        651,385         247,102
      Templeton Foreign Fund                                     21,395              -               -
      Participant Loans                                          76,056         17,068          22,190
                                                           ------------   ------------     -----------
    Total                                                  $  4,853,595   $  3,000,569     $ 1,724,974
                                                           ============   ============     ===========

         <PAGE 13>

10. SUBSEQUENT EVENTS

    On February 23, 1996, the Internal Revenue Service issued a favorable determination letter which states that the Plan qualifies under Sections 401(a) and 401(k) of the Code.

    Based on closing market prices on May 17, 1996, the market values of the Plan's investments held at December 31, 1995 have increased (decreased) from the market values shown in the Statement of Net Assets Available for Benefits in amounts as follows:

      Navistar Pooled Stock Fund                            $    12,851
      American Express Trust Collective Income Fund II          981,657
      American Express Trust Equity Index Fund                1,970,243
      IDS Selective Fund, Inc.                                 (310,278)
      IDS New Dimensions Fund, Inc.                           4,224,826
      Templeton Foreign Fund                                    303,935
                                                            -----------

      Net Increase in Market Value                          $ 7,183,234
                                                            ===========