Form 10-Q
period 1996-07-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1996-09-11
CIK 51296

<PAGE 1>

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-Q


          (X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July  31, 1996

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 4, 1996, the number of shares outstanding of the registrant's Common Stock was 1,000.

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

         <PAGE 2>




               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
                      -----------------------------


                                  INDEX
                                ---------
                                                                  Page
                                                                Reference
                                                                ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
     Three Months and Nine Months Ended July 31, 1996 and 1995      3

  Statement of Financial Condition --
     July 31, 1996, October 31, 1995 and July 31, 1996 .......      5

  Statement of Cash Flow --
     Nine Months Ended July 31, 1996 and 1995 ................      6

  Notes to Financial Statements ..............................      7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ................     14

Part II. Other Information:

  Item 1.  Legal Proceedings .................................     14

  Item 6.  Exhibits and Reports on Form 8-K ..................     14

  Signature .................................................      15

         PAGE 3
                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
- -----------------------------------------------------------------------------------------------------------------------
- -
Millions of dollars
- -----------------------------------------------------------------------------------------------------------------------
- -
                                                                  Three Months Ended July 31
                                      ---------------------------------------------------------------------------------
- -
                                       Navistar International
                                      Transportation Corp. and
                                      Consolidated Subsidiaries          Manufacturing*              Financial
Services*
                                      -------------------------        ------------------            ------------------
                                          1996        1995              1996        1995              1996        1995
                                         ------      ------            ------      ------            ------      ------
Sales and revenues
Sales of manufactured products ........  $1,325      $1,455            $1,325      $1,455            $    -      $    -
Finance and insurance revenue .........      53          50                 -           -                66          66
Other income ..........................       5           5                 3           6                 3           -
                                         ------      ------            ------      ------            ------      ------
  Total sales and revenues ............   1,383       1,510             1,328       1,461                69          66
                                         ------      ------            ------      ------            ------      ------

Costs and expenses
Cost of products and services sold ....   1,159       1,253             1,158       1,251                 1           2
Postretirement benefits ...............      52          50                52          50                 -           -
Engineering and research expense ......      30          30                30          30                 -           -
Marketing and administrative expense ..      83          79                74          72                 9           7
Interest expense ......................      43          44                23          23                21          22
Financing charges on sold receivables .       5           5                18          21                 -           -
Insurance claims
  and underwriting expense ............      12          12                 -           -                12          12
                                         ------      ------            ------      ------            ------      ------
  Total costs and expenses ............   1,384       1,473             1,355       1,447                43          43
                                         ------      ------            ------      ------            ------      ------

Income (loss) before income taxes
  Manufacturing .......................       -           -               (27)         14                 -           -
  Financial Services ..................       -           -                26          23                 -           -
                                         ------      ------            ------      ------            ------      ------
    Income (loss) before income taxes .      (1)         37                (1)         37                26          23
    Income tax expense ................      (8)        (19)               (8)        (19)              (10)
(9)
                                         ------      ------            ------      ------            ------      ------
Net income (loss) .....................  $   (9)     $   18            $   (9)     $   18            $   16      $   14
                                         ======      ======            ======      ======            ======      ======

See Notes to Financial Statements.

          <PAGE 4>







                          Nine Months Ended July 31, 1996
- ----------------------------------------------------------------------------------
  Navistar International
 Transportation Corp. and
Consolidated Subsidiaries          Manufacturing*              Financial Services*
- -------------------------        ------------------            -------------------
    1996        1995              1996        1995              1996        1995
   ------      ------            ------      ------            ------      ------

   $4,110      $4,408            $4,110      $4,408           $     -      $    -
      154         125                 -           -               192         168
       20          25                15          21                 9           8
   ------      ------            ------      ------            ------      ------
    4,284       4,558             4,125       4,429               201         176
   ------      ------            ------      ------            ------      ------


    3,589       3,817             3,583       3,812                 6           5
      163         155               163         154                 -           1
       93          80                93          80                 -           -
      231         221               206         200                25          21
      126         130                67          71                63          63
       21          20                59          63                 -           -

       38          39                 -           -                38          39
   ------      ------            ------      ------            ------      ------
    4,261       4,462             4,171       4,380               132         129
   ------      ------            ------      ------            ------      ------


        -           -               (46)         49                 -           -
        -           -                69          47                 -           -
   ------      ------            ------      ------            ------      ------
       23          96                23          96                69          47
      (28)        (34)              (28)        (34)              (26)        (17)
   ------      ------            ------      ------            ------      ------
   $   (5)     $   62            $   (5)     $   62            $   43      $   30
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

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- ----------------------------------------------------------------------------------------------------------------------------------
                                      Navistar International
                                     Transportation Corp. and
                                     Consolidated Subsidiaries             Manufacturing*                 Financial Services*
                                  ------------------------------   ------------------------------   ------------------------------
                                  July 31   October 31  July 31    July 31   October 31  July 31    July 31  October 31   July 31
                                    1996       1995       1995       1996       1995       1995       1996       1995       1995
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
ASSETS
- ----------------------------------
Cash and cash equivalents ........ $   89     $  442     $  220     $   43     $  418     $  145     $   46     $   24     $   75
Marketable securities ............    135        226        173          1         86         34        134        140        139
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
                                      224        668        393         44        504        179        180        164        214
Receivables, net .................  1,498      1,831      1,295        262        251        266      1,348      1,672      1,149
Inventories ......................    549        416        477        549        416        477          -          -          -
Property, net of accumulated
  depreciation and amortization
  of $823, $764 and $738 .........    703        683        616        643        642        581         60         41         35
Equity in Financial Services
  subsidiaries ...................      -          -          -        303        282        277          -          -          -
Investments and other assets .....    173        163        174        130        119        138         46         44         36
Prepaid and intangible pension
  assets .........................    323        320        365        322        319        364          1          1          1
                                   ------     ------     ------     ------     ------     ------     ------     ------     ------
Total assets ..................... $3,470     $4,081     $3,320     $2,253     $2,533     $2,282     $1,635     $1,922     $1,435
                                   ======     ======     ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
  SHAREOWNER'S EQUITY
- ----------------------------------
Liabilities
Accounts payable ................. $  741    $  933      $  736     $  675     $  876     $  682     $  176     $  146     $  170
Other liabilities ................    795       949         904        647        795        744        153        157        164
Debt due Parent Company ..........    853       923         898        853        923        898          -          -          -
Debt .............................  1,288     1,457         977        292        127        160        996      1,330        817
Postretirement benefits
  liabilities ....................  1,323     1,341       1,236      1,316      1,334      1,229          7          7          7
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total liabilities ............  5,000     5,603       4,751      3,783      4,055      3,713      1,332      1,640      1,158
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
Shareowner's equity
Capital stock
   (1,000 shares issued) .........    786       786         785        786        786        785        178        178        178
Retained earnings (deficit) ...... (2,316)   (2,308)     (2,216)    (2,316)    (2,308)    (2,216)       125        104         99
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total shareowner's equity .... (1,530)   (1,522)     (1,431)    (1,530)    (1,522)    (1,431)       303        282        277
                                   ------    ------      ------     ------     ------     ------     ------     ------     ------
Total liabilities
  and shareowner's equity ........ $3,470    $4,081      $3,320     $2,253     $2,533     $2,282     $1,635     $1,922     $1,435
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

          <PAGE 6>

STATEMENT OF CASH FLOW (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended July 31 (Millions of dollars)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                  Navistar International
                                                 Transportation Corp. and
                                                 Consolidated Subsidiaries          Manufacturing*              Financial Services*
                                                 -------------------------        ------------------            ------------------
                                                     1996        1995              1996        1995              1996        1995
                                                    ------      ------            ------      ------            ------      ------
Cash flow from operations
Net income (loss) ................................  $   (5)     $   62            $   (5)     $   62            $   43      $   30
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
  Depreciation and amortization ..................      75          63                68          59                 7           4
  Equity in earnings of Financial Services,
    net of dividends received ....................       -           -               (23)        (24)                -           -
  Additional pension funding .....................       -         (72)                -         (72)                -           -
  Change in operating assets and liabilities:
    Receivables ..................................     174         160                70          11                 -           -
    Inventories ..................................    (134)        (48)             (134)        (48)                -           -
    Prepaids and other current assets ............     (12)          -               (12)          -                 -           -
    Accounts payable .............................    (186)       (103)             (198)        (95)              (50)         (3)
    Other liabilities ............................    (165)         77              (158)         76                (5)          7
  Other, net .....................................     (23)         (7)               (3)          2               (20)         (9)
                                                    ------      ------            ------      ------            ------      ------
Cash provided by (used in) operations ............    (276)        132              (395)        (29)              (25)         29
                                                    ------      ------            ------      ------            ------      ------

Cash flow from investment programs
Purchase of retail notes and lease receivables ...    (844)       (748)                -           -              (844)       (748)
Collections/sales of retail notes and lease
  receivables ....................................   1,016         805                 -           -             1,016         805
Cash collections in excess of acquisitions
   of wholesale notes and accounts receivable ....       -           -                 -           -               164         138
Purchase of marketable securities ................    (216)       (162)             (153)       (108)              (63)        (54)
Sales or maturities of marketable securities .....     306         166               238         107                68          59
Proceeds from property sold under sale/leaseback .       7           -                 7           -                 -           -
Capital expenditures .............................     (72)        (91)              (72)        (91)                -           -
Advance to Navistar Financial ....................       -           -               (82)        (99)               82          99
Other investment programs, net ...................     (32)          1                (7)         10               (25)         (9)
                                                    ------      ------            ------      ------            ------      ------
Cash provided by (used in) investment programs ...     165         (29)              (69)       (181)              398         290
                                                    ------      ------            ------      ------            ------      ------

Cash flow from financing activities
Principal payments on debt .......................    (129)       (409)              (12)         (9)             (117)       (400)
Net increase in notes and debt outstanding
  under bank revolving credit facility and
  asset-backed and other commercial paper programs    (214)        104                 -           -              (214)        104
Net increase (decrease) in loan from  Navistar
  International Corporation ......................     101         (32)              101         (32)                -           -
Dividends paid ...................................       -           -                 -           -               (20)         (6)
                                                    ------      ------            ------      ------            ------      ------
Cash provided by (used in) financing activities ..    (242)       (337)               89         (41)             (351)       (302)
                                                    ------      ------            ------      ------            ------      ------

Cash and cash equivalents
  Increase (decrease) during the period ..........    (353)       (234)             (375)       (251)               22          17
  At beginning of the year .......................     442         454               418         396                24          58
                                                    ------      ------            ------      ------            ------      ------

Cash and cash equivalents at end of the period ...  $   89      $  220            $   43      $  145            $   46      $   75
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

     In addition to the consolidated financial statements, Transportation has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1995 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of Transportation's manufacturing operations with its wholly owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes the consolidated financial results of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and foreign finance and insurance subsidiaries.

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

Note B.  Supplemental Cash Flow Information

     On the Statement of Cash Flow, "Cash collections in excess of acquisitions" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments during the first nine months of 1996 and 1995 were $130 million. The Parent Company made consolidated tax payments of $3 million and $5 million during the first nine months of 1996 and 1995, respectively.

         <PAGE 8>

   Navistar International Transportation Corp. and Consolidated
Subsidiaries
                  Notes to Financial Statements  (Unaudited)

Note C.  Income Taxes

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement (Tax Agreement) with the Parent Company. Under the Tax Agreement, if Transportation records income, it is required to compute its federal income tax expense based on such income and report it in the Statement of Income; if a loss is recorded, the federal income tax benefit from such loss is recorded by the Parent Company. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and loss carryforwards (NOLs) generated in earlier years.

Note D.  Inventories

     Inventories are as follows:

                                        July 31     October 31     July 31
Millions of dollars                      1996          1995         1995
- --------------------------------------------------------------------------

Finished products .................     $   302      $   167      $   215
Work in process ...................         111           91          100
Raw materials and supplies ........         136          158          162
                                        -------      -------      -------

Total inventories .................     $   549      $   416      $   477
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

     In February and May 1996, Navistar Financial entered into short-term forward interest rate lock agreements totalling $450 million on Treasury securities maturing in 1998 related to the sale of retail receivables in May 1996. These hedge agreements were closed in May 1996 in conjunction with the sale of $460 million of retail notes receivable.

     In August and September 1996, Navistar Financial entered into $300 million of forward interest rate lock agreements on a Treasury security maturing in 1998 related to the anticipated sale of retail receivables sometime in November 1996.

         <PAGE 9>

   Navistar International Transportation Corp. and Consolidated
Subsidiaries
                  Notes to Financial Statements  (Unaudited)

Note F.  Legal Proceedings

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $11 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck then appealed to the Oklahoma Supreme Court.

     On June 10, 1996, the Oklahoma Supreme Court dismissed its review of the Court of Appeals decision and left standing the Court of Appeals decision reversing the jury verdict. Transportation has made the appropriate motions for return of its bond and expects the bond to be returned in due course.

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

Note H.  Subsequent Event

     During the third quarter of 1996, the company announced plans for the production of the Next Generation Truck (NGT) at its Springfield, Ohio assembly facility. To achieve the necessary financial returns for the new program, the company made proposals to the UAW (United Automobile, Aerospace and Agricultural Implement Workers of America) to obtain modifications to the existing labor contract and will continue to fund the NGT program as long as rapid and significant progress is being made toward reaching an acceptable agreement with the UAW. If these negotiations are unsuccessful, the company's Board of Directors has authorized management to halt development of the NGT program and to evaluate various strategy alternatives aimed at improving the company's competitiveness. Management estimates that as of August 31, 1996, a complete termination of the NGT program would have resulted in a charge to earnings of approximately $30 million.

         <PAGE 10>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated

     Transportation reported a net loss of $9 million for the third quarter ended July 31, 1996, compared with net income of $18 million for the comparable quarter last year. For the first nine months of 1996, Transportation reported a net loss of $5 million, a decrease from the $62 million in net income reported for the same period in 1995.

     Consolidated sales and revenues for the third quarter of 1996 totaled $1,383 million compared with $1,510 million reported in 1995. During the first nine months of 1996, consolidated sales and revenues declined 6% to $4,284 million from $4,558 million.

Manufacturing

     Third Quarter Ended July 31, 1996
     ---------------------------------

     Manufacturing, excluding Financial Services, reported a loss before income taxes of $27 million compared with pretax income of $14 million in the third quarter of 1995. The change reflects a decline in demand for trucks partially offset by the effect of ongoing cost improvement initiatives and continued strong sales of mid-range diesel engines and service parts.

     Third quarter 1996 industry retail sales of Class 5 through 8 trucks totaled 91,900 units, a decrease of 8% over 1995. Class 8 heavy truck sales of 50,400 units during the third quarter of 1996 were 16% lower than the 1995 level of 60,000 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 3% to 41,500 units. Industry sales of school buses, which accounted for 22% of the medium truck market increased 4%.

     Manufacturing's sales of trucks, diesel engines and service parts for the third quarter of 1996 totaled $1,325 million compared with $1,455 million reported for the same period in 1995. Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 28.2% market share for the third quarter of 1996, an improvement from the 26.9% market share reported in 1995.

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during the third quarter of 1996 totaled 36,100 units, a 6% decrease from the same period of 1995. Lower shipments to a major automotive manufacturer for use in the light trucks and vans which use this engine was the primary reason for the decrease.

     Service parts sales of $185 million in the third quarter of 1996 were 4% higher than the $178 million reported in 1995.

Operating Costs and Expenses. Manufacturing gross margin was 12.6% of sales for the third quarter of 1996 compared with 14.0% for the same period in 1995. The decrease in gross margin is primarily the result of lower sales volumes and more competitive pricing partially offset by improved operating efficiency.

         <PAGE 11>

     Nine Months Ended July 31, 1996
     -------------------------------

     The pretax loss, excluding Financial Services, for the first nine months of 1996 was $46 million compared with net income of $49 million reported for the same period of 1995.

     Manufacturing's sales and revenues during this period totaled $4,125 million, 7% lower than the first three quarters of 1995. During the first nine months of 1996, sales of trucks declined 11% while sales of diesel engines to other original equipment manufacturers increased 4%. Service parts sales were 5% higher than in the same period of 1995.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of fiscal 1996 totaled 259,800 units, a decrease from the 287,200 units sold during this period in 1995. Transportation remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the fiscal year with a 26.9% market share, a slight increase over the 26.2% market share reported for the same period last year.

     Manufacturing gross margin for the first nine months of 1996 was 12.8% compared with 13.5% in 1995. The factors which influenced gross margin during the third quarter of 1996 were also responsible for the change during the first nine months of the year.

     Marketing and administrative expense increased to $206 million for the first three quarters of 1996 from $200 million in 1995 reflecting investment in Transportation's strategy for the manufacture of the next generation of medium trucks.

Financial Services

     Financial Services' pretax income for the third quarter of 1996 was $26 million, an improvement from the $23 million reported in 1995. Navistar Financial was responsible for the change which reflects higher income on sales of retail receivables and higher retail note balances.

     The increase in pretax income from $47 million for the first nine months of 1995 to $69 million in 1996 reflects higher income on sales of retail notes and higher levels of wholesale note financing. During the first three quarters of 1996, sales of receivables totaled $985 million with a gain of $20 million compared with $740 million sold a year ago with a gain of $5 million. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of Transportation amounted to $224 million at July 31, 1996, $668 million at October 31, 1995 and $393 million at July 31, 1995.

     <PAGE 12>

Manufacturing

     Cash used in operations during the first nine months of 1996 totaled $395 million, primarily from a net change in operating assets and liabilities of $432 million. The net change in operating assets and liabilities includes a $70 million decrease in receivables offset by a reduction in accounts payable of $198 million resulting from lower production, higher inventories and a $158 million decrease in other liabilities. The decline in other liabilities is the result of the payment to employees as required by Transportation's profit sharing agreements as well as the timing of planned pension funding.

     Investment programs used $69 million in cash to fund capital expenditures for truck product improvement, to increase diesel engine capacity and to improve cost performance as well as for an $82 million advance to Navistar Financial. These programs were funded by a net decrease in marketable securities of $85 million and by $89 million provided by financing activities.

     At July 31, 1996, Transportation had outstanding capital commitments of $42 million. The commitments include truck and engine product development and ongoing facility maintenance programs. Transportation finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures.

Financial Services

     Operations used $25 million in cash through the third quarter of 1996 primarily reflecting a payment to Manufacturing. Cash from investment programs funded Financial Services' operations and financing activities. Investment programs provided $398 million during this period principally as a result of a net decrease of $336 million in retail and wholesale finance notes and receivables and $82 million in funds advanced to Navistar Financial by Transportation. Financing activities used $351 million primarily to reduce debt.

     Receivable sales were a significant source of funding in 1996 and 1995. During the first nine months of 1996, Navistar Financial sold $985 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), realizing net proceeds from the sales of $935 million. During the same period in 1995, Navistar Financial sold $740 million of retail notes receivables with net proceeds of $693 million. In both years, the net proceeds were used for general working capital purposes.

     On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities. This registration statement, along with two previously issued registrations, allow NFRRC to issue up to $5,000 million of asset-backed securities. At July 31, 1996, the remaining shelf registration available to NFRRC was $2,400 million.

         <PAGE 13>

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

     At July 31, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $551 million, of which $118 million was used to back short-term debt at July 31, 1996. The remaining $433 million, when combined with unrestricted cash and cash equivalents made $453 million available to fund the general business purposes of Navistar Financial at July 31, 1996.

     Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the company's dealers and customers.

Business Outlook

     During the first three quarters of 1996, the Class 5 through 8 truck market experienced a significant decline in the rate of new truck orders and an increase in the cancellation of some existing orders. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. Anticipating lower year-over-year truck demand levels, management will balance production with demand as appropriate to assure that Transportation's operating and financial objectives for the year are met.

     As a result of a decline in truck orders which reflect a softening of certain key economic indicators in the truck industry, Transportation currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 190,000 units, a 17% decrease from 1995. Class 5, 6 and 7 medium truck demand, including school buses, is forecast at 147,500 units, a 3% decrease from 1995. Diesel engine shipments by Transportation to other original equipment manufacturers in 1996 are expected to be approximately 162,400 units, a 4% increase from 1995. Transportation's parts sales are expected to grow 6% to $773 million.

     During the third quarter of 1996, the company announced plans for the production of the Next Generation Truck (NGT) at its Springfield, Ohio assembly facility. To achieve the necessary financial returns for the new program, the company made proposals to the UAW (United Automobile, Aerospace and Agricultural Implement Workers of America) to obtain modifications to the existing labor contract and will continue to fund the NGT program as long as rapid and significant progress is being made toward reaching an acceptable agreement with the UAW. If these negotiations are unsuccessful, the company's Board of Directors has authorized management to halt development of the NGT program and to evaluate various strategy alternatives aimed at improving the company's competitiveness. Management estimates that as of August 31, 1996, a complete termination of the NGT program would have resulted in a charge to earnings of approximately $30 million.

         <PAGE 14>

               Navistar International Transportation Corp.
                      and Consolidated Subsidiaries


                          PART II - OTHER INFORMATION
                          ---------------------------


 Item 1.  Legal Proceedings

          Incorporated herein by reference from Item 3 - "Legal
          Proceedings" in Transportation's definitive Form 10-K dated January 26, 1996, Commission File No. 1-5236.


 Item 6.  Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended July 31, 1996.

         <PAGE 15>


                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
- ------------------------------------------
               (Registrant)





/s/  J. Steven Keate
- -----------------------------------------
     J. Steven Keate
     Vice President and Controller


September 11, 1996