Form 10-K
period 1996-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-01-22
CIK 51296

<PAGE 1>


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

  ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1996

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

       Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
               Title of Each Class                  on Which Registered
-----------------------------------------------    ---------------------
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


     As of January 10, 1997, the number of shares outstanding of the registrant's capital stock was 1,000.

                     Document Incorporated by Reference
                     ----------------------------------
Navistar Financial Corporation 1996 Annual Report on Form 10-K (Part IV)

     THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF NAVISTAR
INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         <PAGE 2>

               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.

                                 FORM 10-K

                       Year Ended October 31, 1996

                                   INDEX
                                   -----

                                                                10-K Page
                                                                ---------
PART I

Item 1.  Business ............................................        3
Item 2.  Properties ..........................................        8
Item 3.  Legal Proceedings ...................................        9
Item 4.  Submission of Matters to a Vote of
           Security Holders (A) ..............................        9

PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters ...................        9
Item 6.  Selected Financial Data (A) .........................        9
Item 7.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition .....       10
Item 8.  Financial Statements and Supplementary Data .........       16
Item 9.  Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure ..........................       43

PART III

Item 10.  Directors and Executive Officers of the Registrant (A)     43
Item 11.  Executive Compensation (A) .........................       43
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management (A) ........................       43
Item 13.  Certain Relationships and Related Transactions (A) .       43

PART IV

Item 14.  Exhibits, Financial Statement Schedule
            and Reports on Form 8-K ..........................       43

INDEPENDENT AUDITORS' REPORT .................................       41

INDEPENDENT AUDITORS' CONSENT ................................       42

SIGNATURES

Principal Accounting Officer .................................       44
Directors ....................................................       45

POWER OF ATTORNEY ............................................       45

SCHEDULE .....................................................      F-1
EXHIBITS .....................................................      E-1

(A) Omitted or amended as the registrant is a wholly-owned subsidiary of Navistar International Corporation and meets the conditions set forth in General Instructions J(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

         <PAGE 3>

                                    PART I

ITEM 1.  BUSINESS

     Navistar International Transportation Corp., hereinafter referred to as "the company" and "Transportation," is the wholly owned subsidiary of a holding company, Navistar International Corporation, hereinafter referred to as "Navistar" and the "Parent Company."

     Transportation, operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of Transportation's business activities. The financial services operations consist of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and Transportation's foreign finance and insurance companies. Navistar Financial's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. Industry segment data for 1996, 1995, and 1994 is summarized in Note 15 to the Financial Statements, which is incorporated herein by reference.

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

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, in thousands of units:

                                      YEARS ENDED OCTOBER 31,
                               ------------------------------------

                               1996    1995    1994    1993    1992
                               ----    ----    ----    ----    ----

Class 5, 6 and 7 medium
  trucks and school buses .   145.8   151.8   134.2   122.5   118.3
Class 8 heavy trucks ......   195.4   228.8   205.4   166.4   125.2
                              -----   -----   -----   -----   -----
  Total ...................   341.2   380.6   339.6   288.9   243.5
                              =====   =====   =====   =====   =====

     Source: Monthly data provided by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

         <PAGE 4>

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

TRANSPORTATION MARKET SHARE

     Transportation delivered 94,000 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1996, an 8% decrease from the 101,700 units delivered in 1995. Navistar's combined share of the Class 5 through 8 truck market was 27.5% in 1996 and 26.7% in 1995. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 16 fiscal years based on data obtained from the American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.

PRODUCTS

     The following table illustrates the percentage of Transportation's manufacturing sales by class of product based on dollar amount:


                                      YEARS ENDED OCTOBER 31,
                                      -----------------------

PRODUCT CLASS                         1996     1995     1994
-------------                         ----     ----     ----
Class 5, 6 and 7 medium
  trucks and school buses .             35%      32%      32%
Class 8 heavy trucks ......             35       42       42
Service parts .............             14       12       14
Engines ...................             16       14       12
                                        --       --       --

  Total ...................            100%     100%     100%
                                       ===      ===      ===

     Transportation manufactures a full line of products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 87% of all medium truck shipments for fiscal year 1996 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

         <PAGE 5>

ENGINE AND  FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers in the United States and Canada. Transportation also sells engines for industrial, agricultural and marine applications. Transportation is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota.

     Transportation has an agreement to supply its T444E electronically controlled diesel engine to a domestic automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently account for approximately 87% of Transportation's T444E sales. Shipments of V8 and I6 engines to all original equipment manufacturers totaled a record 163,200 units in 1996, an increase of 6% from the 154,200 units shipped in 1995.

SERVICE PARTS

     In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers.

MARKETING AND DISTRIBUTION

     Transportation's truck products are distributed in virtually all key markets in the United States and Canada. Transportation's truck distribution and service network in these countries was composed of 957, 958 and 949 dealers and retail outlets at October 31, 1996, 1995 and 1994, respectively. Included in these totals were 504, 490 and 473 secondary and associate locations at October 31, 1996, 1995 and 1994, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. Transportation has a national account sales group, responsible for its 110 major national
account customers.   Transportation's network of 13 Used Truck Centers in
the United States provides trade-in support to the company's dealers and national account group, and markets all makes and models of re-conditioned used trucks to owner-operators and fleet buyers. Both wholesale and retail trucks, components and service parts are exported to more than 70 countries around the world.

FINANCIAL SERVICES

     Navistar Financial is engaged in the wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1996 and 1995, Navistar Financial provided wholesale financing for 94%, and 93%, respectively, of the new truck units sold by Transportation to its dealers and distributors in the United States.

     Navistar Financial's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

         <PAGE 6>

     Harbour Assurance Company of Bermuda Limited offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies.

IMPORTANT SUPPORTING OPERATIONS

Third Party Sales Financing Agreements.   In the United States,
Transportation has an agreement with Associates Commercial Corporation to provide wholesale financing to certain of its truck dealers and retail financing to their customers. Navistar International Corporation Canada also has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $101 million, $91 million, and $88 million for 1996, 1995 and 1994, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1996, 1995 and 1994 was $1,254 million, $2,581 million and $3,358 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     Transportation employed 14,186, 16,078 and 14,909 individuals at October 31, 1996, 1995 and 1994, respectively.

LABOR RELATIONS

     At October 31, 1996, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 6,902 of Transportation's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,476 of Transportation's active employees in Canada. Other unions represented 1,022 of Transportation's active employees in the United States and Canada. Transportation entered into a collective bargaining agreement with the UAW in 1995, which expires on October 1, 1998. In addition, Transportation entered into a collective bargaining agreement with the CAW in 1996, which expires on October 24, 1999.

         <PAGE 7>

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

     While Transportation believes that it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the company's manufacturing locations.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. Transportation believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, Transportation has incurred research and tooling costs to redesign its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective for the 1994 model year. Transportation faces additional outlays through 1998 to meet further tightening of these standards. In addition to the 1998 standard, Transportation, along with other engine manufacturers, has signed a voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve new reductions in ozone-causing exhaust emissions by 2004. As a result of the Statement of Principles, U.S. EPA issued a Notice of Proposed Rulemaking defining exhaust emission standards for the 2004 model year. A final rule is expected in the early part of 1997. Transportation must also satisfy California's emission standards in 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating). Transportation expects that its diesel engines will be able to meet all of these standards within the required time-frame.

         <PAGE 8>

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

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and Transportation, therefore, works closely with original equipment manufacturers to develop strategies to reduce engine noise. Transportation is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. Transportation believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for two sites formerly owned by Transportation, Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, Transportation recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on Transportation's financial position or operating results.

ITEM 2.  PROPERTIES

     In the United States and Canada, Transportation owns and operates 9 manufacturing and assembly operations, which contain approximately 9 million square feet of floor space. Four facilities manufacture and assemble trucks, 2 plants manufacture diesel engines, 2 locations produce iron castings and 1 facility produces molded fiberglass components. In addition, Transportation owns or leases other significant properties in the United States and Canada including vehicle and parts distribution centers, sales offices, an engineering center and its headquarters in Chicago.

     Transportation's principal research and engineering facilities are located in Fort Wayne, Indiana, and Melrose Park, Illinois. In addition, certain research is conducted at its manufacturing plants.

     All of Transportation's plants are being utilized and have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. These facilities, together with planned capital expenditures, are expected to meet Transportation's manufacturing needs in the foreseeable future.

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease 6 other office locations in the United States and share office space with other locations.

         <PAGE 9>

ITEM 3.  LEGAL PROCEEDINGS

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

                                    PART II

                                                             Page
                                                             ----

ITEM 5.  MARKET FOR THE REGISTRANT'S
         COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ................                 39

ITEM 6.  SELECTED FINANCIAL DATA

    Intentionally omitted. See the index page to this Report for explanation.

         <PAGE 10>


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Certain statements under this caption constitute "forward-looking statements" under the Reform Act, which involve risks and uncertainties. Navistar International Transportation Corp.'s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Environment."

     Transportation's manufacturing operations are engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses, mid-range diesel engines and service parts in the United States and Canada. These products are also sold to distributors in selected export markets. Transportation's financial services operations provide wholesale, retail and lease financing, and commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

     The discussion and analysis reviews the operating and financial results, and liquidity and capital resources of the manufacturing and financial services operations. Manufacturing operations include the financial results of the financial services operations included on a one-line basis under the equity method of accounting. Financial services operations include Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary, as well as Transportation's foreign finance and insurance companies. See Note 1 to the financial statements.

RESULTS OF OPERATIONS

     Transportation reported a net loss of $41 million for 1996 reflecting lower sales and revenues and a one-time $35 million charge for termination of its next generation truck program in the fourth quarter of 1996. Net income was $102 million in 1995 and $7 million in 1994. Net income in 1994 included a $33 million charge to discontinued operations related to environmental liabilities.

     Transportation's manufacturing operations reported a loss before income taxes of $87 million in 1996 compared with pretax income of $96 million in 1995 and $2 million in 1994. The 1996 operating results reflect a decline in demand for trucks as well as the charge for termination of Transportation's next generation truck program. The increase between 1995 and 1994 reflects higher sales of trucks and diesel engines as well as the effects of improved pricing and various cost improvement initiatives.

     Transportation's financial services operations, which include Navistar Financial, its domestic insurance subsidiary and Transportation's foreign finance and insurance subsidiaries, had income before income taxes of $83 million, $62 million and $60 million in 1996, 1995 and 1994, respectively.

         <PAGE 11>

     Navistar Financial's pretax income in 1996 was $81 million, a 37% increase from $59 million in 1995. The change is a result of higher income on sales of retail notes and increased volume of wholesale financing during the first half of 1996. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates prior to the date of sale. Navistar Financial's pretax income increased $4 million in 1995 from the $55 million reported in 1994. The change reflects higher income from an increased volume of wholesale financing to support the demand for trucks and improvement in Navistar Financial's interest cost over market interest rates offset by a reduction in margins on retail financing.

     Earnings from the foreign finance and insurance subsidiaries were $2 million, $3 million and $5 million in 1996, 1995 and 1994, respectively.

Sales and Revenues. Industry retail sales of Class 5 through 8 trucks totaled 341,200 units in 1996, a 10% decline from the 380,600 units sold in 1995 but comparable to the 339,600 units sold in 1994. Class 8 heavy truck sales totaled 195,400 units, a decline of 15% from the 228,800 units sold in 1995 and 5% from the 205,400 units sold in 1994. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, totaled 145,800 units in 1996, a 4% decrease from 1995 when 151,800 units were sold, but 9% higher than the 134,200 units sold in 1994. Industry sales of school buses, which accounted for 22% of the medium truck market, increased 7% over 1995 to 32,500 units.

     Sales and revenues of $5,731 million in 1996 were 9% lower than the $6,326 million reported in 1995 but 8% higher than the $5,330 million reported in 1994. Sales of trucks, mid-range diesel engines and service parts, for 1996 totaled $5,508 million, 10% below the $6,125 million reported for 1995 and 7% over the $5,153 million reported in 1994.

     Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market in 1996 with a 27.5% market share, an increase from both the 26.7% share in 1995 and the 27.0% share in 1994. (Sources: American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R. L. Polk & Company.) In 1996, Transportation's share of the Class 8 heavy truck market declined to 17.1% from 18.4% in 1995 and 19.6% in 1994, reflecting intense competition in this market.

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during 1996 were a record 163,200 units, a 6% increase from 1995 and a 25% improvement over 1994. Higher shipments to a domestic automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $760 million in 1996 increased from the $730 million reported in 1995 and were 6% higher than the $714 million reported in 1994 as a result of dealer and national account volume growth.

     Finance and insurance revenue for 1996 was $197 million, 18% higher than the $167 million reported in 1995 primarily as a result of higher income on sales of retail notes. Revenues from financial services operations increased 10% between 1995 and 1994 primarily as a result of higher wholesale and retail financing volume.

     Other income declined to $26 million in 1996 from $34 million in 1995, reflecting a decrease in interest income from lower cash, cash equivalent and marketable securities balances. Other income increased 36% between 1995 and 1994 as a result of increased interest income from higher cash, cash equivalents and marketable securities balances.

         <PAGE 12>

Costs and Expenses. Manufacturing gross margin was 12.5% of sales in 1996, compared with 13.8% in 1995 and 12.8% in 1994. The decrease in gross margin is the result of lower sales volumes, more competitive pricing and the costs of terminating the next generation truck program. Factors which contributed to the change in gross margin between 1995 and 1994 included higher sales volumes and improved pricing offset by overtime costs and a provision for employee profit sharing.

     Engineering and research expense increased to $129 million in 1996 from $113 million in 1995 and $97 million in 1994 reflecting investment in new truck and engine products as well as improvements to existing products.

     Marketing and administrative expense was $319 million in 1996 compared with $307 million in 1995 and $264 million in 1994. The $12 million increase in the expense between 1995 and 1996 reflects investment in the implementation of Transportation's strategy to reduce costs and complexity in its manufacturing processes. The change between 1994 and 1995 is the result of higher sales and distribution costs and an increase in the provision for payment to employees as provided by Transportation's performance incentive programs.

     Interest expense decreased to $168 million in 1996 from $173 million in 1995 but was slightly higher than the $165 million reported in 1994. The increase in this expense in 1996 and 1995 over 1994 was the result of higher debt balances required by the financial services operations to finance the increased wholesale note and account balances as well as higher interest rates in 1995.

     Finance service charges on sold receivables were $24 million in 1996, 20% lower than in 1995 but 50% higher than 1994 reflecting the pattern of truck unit sales over this period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to Transportation's dealers and retail customers by the financial services operations.

     Historically, funds to finance Transportation's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. Navistar Financial's current debt ratings have made bank borrowings and sales of finance receivables the most economic sources of cash. Insurance operations are funded through internal operations.

     Total cash, cash equivalents and marketable securities of Transportation amounted to $348 million at October 31, 1996, $668 million at October 31, 1995 and $624 million at October 31, 1994.

     Cash used in operations during 1996 totaled $35 million, primarily from a net change in operating assets and liabilities of $84 million. The net change in operating assets and liabilities includes a $173 million decrease in receivables offset by a reduction in accounts payable of $109 million, higher inventories and a $100 million decrease in other liabilities. The change in receivables and inventories reflects lower demand for Transportation's products while the decline in accounts payable is a result of lower production. The change in other liabilities is the result of the payment to employees as required by Transportation's profit sharing agreements.

         <PAGE 13>

     Investment programs used cash for a $73 million increase in property and equipment leased to others and $117 million to fund capital expenditures for truck product improvements, to increase mid-range diesel engine capacity and for programs to improve cost performance. These programs were partially funded by a net decrease in marketable securities of $83 million. During 1996, the purchase of $1,108 million of retail notes and lease receivables was funded with $982 million in proceeds from the sale of receivables and principal collections of $125 million.

     Financing activities used cash of $136 million for principal payments on long-term debt partially offset by an $81 million increase in notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper programs.

     During 1996, Navistar Financial supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers compared with 93% in 1995 and 1994. Navistar Financial's share of the retail financing of new trucks sold in the United States increased to 16% in 1996 compared with 14% in 1995 and 15% in 1994.

     The sale of finance receivables is a significant source of funding for the financial services operations. During 1996 and 1995, Navistar Financial sold $985 million and $740 million, respectively, of retail notes through Navistar Finance Retail Receivables Corporation (NFRRC), a wholly owned subsidiary. In both years, the net proceeds were used for general working capital purposes.

     NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At October 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2,445 million. See Note 9 to the Financial Statements.

     Navistar Financial has a $925 million bank revolving credit facility, and a $400 million asset-backed commercial paper program supported by a bank liquidity facility which mature in March 2001. Navistar Financial also utilizes a $500 million revolving wholesale note sales trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004.

     Transportation finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors. Transportation had outstanding capital commitments of $38 million at October 31, 1996 which consist of truck and engine development and ongoing facility maintenance. In November 1996, Transportation announced plans to spend $167 million, over the next two years to construct a new truck assembly facility in Mexico.

     At October 31, 1996, the Canadian operating subsidiary was subject to maximum recourse of $164 million on retail contracts and $9 million on retail leases financed by a third party. In addition, the company is contingently liable for $45 million for various guarantees and buyback programs. Based on historic trends, however, Transportation's exposure is not considered material.

         <PAGE 14>

     The Canadian operating subsidiary and certain financial services subsidiaries had $260 million of assets which were restricted as to distribution to Transportation in the form of dividends, or loans and advances at October 31, 1996. The Parent Company and Transportation are obligated under certain agreements to maintain Navistar Financial's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1996.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis of financing operating requirements and capital expenditures. Management also believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of Transportation's dealers and customers.

ENVIRONMENTAL MATTERS

     As disclosed in Notes 4 and 14 to the Financial Statements, Transportation recorded a $33 million charge in 1994 as a loss of discontinued operations for environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. (Solar). The charge consisted of an $11 million payment to be made to the Economic Development Administration and a $22 million charge for potential cleanup costs for these sites.

     In addition, Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law commonly known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former company locations. Based on information available to Transportation, which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the probable costs and is provided for in the financial statements. These obligations generally are recognized no later than completion of the remedial feasibility study and are not discounted to their present value. Transportation believes that, based on these calculations, its share of the potential costs for the cleanup of each site, other than the Wisconsin Steel and Solar sites, will not have a material effect on Transportation's financial results. Transportation reviews its accruals on a regular basis.

DERIVATIVE FINANCIAL INSTRUMENTS

     As disclosed in Notes 1 and 11 to the Financial Statements,
Transportation uses derivative financial instruments to transfer or reduce the risks of foreign exchange and interest rate volatility, and potentially increase the return on invested funds. Transportation's policy does not allow the use of derivatives for speculative purposes.

     Transportation's manufacturing operations, as conditions warrant, hedge foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from sales of manufactured products in other countries. Contracted purchases of commodities for manufacturing may be hedged up to one year. The manufacturing operations had no foreign exchange exposure at October 31, 1996.

         <PAGE 15>

     Navistar Financial uses interest rate caps, interest rate swaps and forward interest rate contracts when needed to convert floating rate funds to fixed and vice versa to match its asset portfolio. Navistar Financial also uses forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Between August and October 1996, Navistar Financial entered into $400 million of forward interest rate lock agreements which were closed in conjunction with the pricing of the sale of $487 million of retail receivables in November 1996. The unrecognized loss on the agreements at October 31, 1996, which was not material, was included in the gain recognized on the sale of receivables.

     Both manufacturing operations and Navistar Financial purchase collateralized mortgage obligations that have relatively stable cash flow patterns in relation to interest rate changes.

PENDING ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Transportation must adopt for all applicable transactions occurring after December 31, 1996. This standard is not expected to have a material effect on Transportation's net income or financial position.

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Although the general economy remained stable in 1996, demand for new trucks declined. This change reflected over capacity in the trucking industry as well as uncertainty over the future growth of the economy, causing freight carriers to scale back plans for modernizing and expanding their truck fleets. As a result, the Class 5 through 8 truck market experienced a significant decline in the rate of new truck orders. The decline in the number of new orders has reduced Transportation's order backlog to 20,900 units at October 31, 1996 from 47,100 units at October 31, 1995. Accordingly, retail deliveries in 1997 will be highly dependent on the rate at which new truck orders are received. Transportation will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     Transportation currently projects 1997 United States and Canadian Class 8 heavy truck demand to be 170,000 units, a 13% decrease from 1996. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 112,000 units, unchanged from 1996. Demand for school buses is expected to decline slightly in 1997 to 31,500 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1997 are expected to be 176,500 units, 8% higher than in 1996. Transportation's service parts sales are projected to grow 6% to $809 million.

         <PAGE 16>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        Index To Financial Statements

                                                             Page
                                                             ----

Navistar International Transportation Corp.:

Statement of Income ................................          17
Statement of Financial Condition ...................          18
Statement of Cash Flow .............................          19
Notes to Financial Statements ......................          20
Independent Auditors' Report .......................          41

Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1996, 1995 and 1994 appearing on pages 9 through 40 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1996, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28.1 to this Form 10-K.

         <PAGE 17>

STATEMENT OF INCOME
----------------------------------------------------------------------------------
For the Years Ended October 31 (Millions of dollars)
----------------------------------------------------------------------------------

                                       Navistar International Transportation Corp.
                                              and Consolidated Subsidiaries
                                       ------------------------------------------
                                         1996             1995             1994
                                        ------           ------           ------
Sales and revenues
Sales of manufactured products ...      $5,508           $6,125           $5,153
Finance and insurance revenue ....         197              167              152
Other income .....................          26               34               25
                                        ------           ------           ------
  Total sales and revenues .......       5,731            6,326            5,330
                                        ------           ------           ------
Costs and expenses
Cost of products and services sold       4,828            5,289            4,496
Postretirement benefits ..........         220              206              176
Engineering and research expense..         129              113               97
Marketing and
  administrative expense .........         319              307              264
Interest expense .................         168              173              165
Financing charges
  on sold receivables ............          24               30               16
Insurance claims
  and underwriting expense .......          47               50               54
                                        ------           ------           ------
  Total costs and expenses .......       5,735            6,168            5,268
                                        ------           ------           ------
  Income (loss) before
    income taxes .................          (4)             158               62
  Income tax expense .............         (37)             (56)             (22)
                                        ------           ------           ------
Income (loss) of continuing
  operations .....................         (41)             102               40
Loss of discontinued operations ..           -                -              (33)
                                        ------           ------           ------
Net income (loss) ................      $  (41)          $  102           $    7
                                        ======           ======           ======

See Notes to Financial Statements.

         <PAGE 18>

STATEMENT OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
As of October 31 (Millions of dollars)
--------------------------------------------------------------------------------


                                                        Navistar International
                                                       Transportation Corp. and
                                                       Consolidated Subsidiaries
                                                       -------------------------
                                                          1996             1995
                                                         ------           ------
ASSETS
-----------------------------------

Cash and cash equivalents ....................           $  204           $  442
Marketable securities ........................              144              226
                                                         ------           ------
                                                            348              668
Receivables, net .............................            1,646            1,831
Inventories ..................................              463              416
Property and equipment, net ..................              770              683
Investments and other assets .................              211              199
Intangible pension assets ....................              314              284
                                                         ------           ------
Total assets .................................           $3,752           $4,081
                                                         ======           ======


LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------

Liabilities
Accounts payable, principally trade ..........           $  820           $  933
Debt due Parent Company ......................              884              923
Debt:
  Manufacturing operations ...................              115              127
  Financial services operations ..............            1,305            1,330
Postretirement benefits liability ............            1,351            1,341
Other liabilities ............................              806              949
                                                         ------           ------
    Total liabilities ........................            5,281            5,603
                                                         ------           ------

Commitments and contingencies

Shareowner's equity
Capital stock (1,000 shares issued) ..........              786              786
Retained earnings (deficit) ..................           (2,315)          (2,308)
                                                         ------           ------
Total shareowner's equity ....................           (1,529)          (1,522)
                                                         ------           ------

Total liabilities and shareowner's equity ....           $3,752           $4,081
                                                         ======           ======

See Notes to Financial Statements.

         <PAGE 19>

STATEMENT OF CASH FLOW
--------------------------------------------------------------------------------------
For the years Ended October 31 (millions of dollars)
--------------------------------------------------------------------------------------

                                                          Navistar International
                                                         Transportation Corp. and
                                                         Consolidated Subsidiaries
                                                    ----------------------------------

                                                      1996         1995         1994
                                                    --------     --------     --------
Cash flow from operations
Net income (loss) ...............................   $    (41)    $    102     $      7
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operations:
  Depreciation and amortization .................        101           81           72
  Additional pension funding ....................          -          (72)           -
  Provision for loss of discontinued operations .          -            -           33
  Other, net ....................................        (11)          (6)         (24)
  Change in operating assets and liabilities:
    Receivables .................................        173          (65)        (176)
    Inventories .................................        (48)          35          (19)
    Accounts payable ............................       (109)          63           83
    Other liabilities ...........................       (100)         152           48
                                                    --------     --------     --------
  Cash provided by (used in) operations .........        (35)         290           24
                                                    --------     --------     --------

Cash flow from investment programs
Purchase of retail notes and lease receivables ..     (1,108)      (1,099)        (916)
Collections/sales of retail notes
  and lease receivables .........................      1,107          850        1,176
Purchase of marketable securities ...............       (243)        (272)        (468)
Sales or maturities of marketable securities ....        326          226          483
Proceeds from property sold under sale/leaseback.          7            -           87
Capital expenditures ............................       (117)        (139)         (87)
Property and equipment leased to others .........        (73)         (19)          (5)
Other investment programs, net ..................         (8)           5           36
                                                    --------     --------     --------
  Cash provided by (used in) investment programs.       (109)        (448)         306
                                                    --------     --------     --------
Cash flow from financing activities
Principal payments on debt ......................       (136)        (121)        (222)
Issuance of debt ................................          -            -          100
Net increase (decrease)in notes and debt
  outstanding under bank revolving credit
  facility and asset-backed and other
  commercial paper programs .....................         81          312          (28)
Net decrease in loan from
  Navistar International Corporation.............        (39)         (45)         (32)
                                                    --------     --------     --------
  Cash provided by (used in) financing activities        (94)         146         (182)
                                                    --------     --------     --------
Cash and cash equivalents
  Increase (decrease) during the year ...........       (238)         (12)         148
  At beginning of the year ......................        442          454          306
                                                    --------     --------     --------
Cash and cash equivalents at end of the year ....   $    204     $    442     $    454
                                                    ========     ========     ========

--------------------------------------------------------------------------------------

See Notes to Financial Statements.

         <PAGE 20>

               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
                               ==========

                      NOTES TO FINANCIAL STATEMENTS
                FOR THE THREE YEARS ENDED OCTOBER 31, 1996


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the company" and "Transportation" is the wholly owned subsidiary of Navistar International Corporation hereafter referred to as "Parent Company." The consolidated financial statements include the results of Transportation's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

     Transportation operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of Transportation's business activities. The financial services operations consist of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and Transportation's foreign finance and insurance companies. Navistar Financial's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system.

     The distinction between current and long-term assets and liabilities in the Statement of Financial Condition is not meaningful when finance, insurance and manufacturing subsidiaries are combined; therefore, Transportation has adopted an unclassified presentation. Certain 1995 and 1994 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Manufacturing operations recognize shipments of new trucks and service parts to independent dealers and retail customers as sales. Price allowances, expected in the normal course of business, and the cost of special incentive programs are recorded at the time of sale. Engine sales are recognized at the time of shipment to original equipment manufacturers. An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio and it is charged when receivables are determined to be uncollectible.

         <PAGE 21>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

     Financial services operations recognize finance charges on retail notes and finance leases as income over the term of the receivables on the accrual basis utilizing the interest method. Interest due from interest bearing notes and accounts is recognized on the accrual basis. Operating lease revenues are recognized on a straight-line basis over the life of the lease. Selected receivables are sold and securitized to public and private investors with limited recourse. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. Financial services operations continue to service the sold receivables and receive a fee for such services from the investor. An allowance for losses is maintained at a level deemed appropriate based on loss experience and other factors and it is charged when receivables are determined to be uncollectible.

     Insurance premiums are earned on a prorata basis over the terms of the policies. Underwriting losses and outstanding loss reserve balances are based on individual case estimates of the ultimate cost of settlement, including actual losses, and determinations of amounts required for losses incurred but not reported.

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper, United States government securities and floating rate notes, are classified as cash equivalents in the Statement of Financial Condition and Statement of Cash Flow.

Marketable Securities

     Marketable securities are classified as available-for-sale securities and are reported at fair value.

Inventories

     Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

     Significant expenditures for replacement of equipment, tooling and pattern equipment, and major rebuilding of machine tools are capitalized. Depreciation and amortization are generally provided on the straight-line basis over the estimated useful lives of the assets, which average 35 years for buildings and improvements and 8 years for machinery and equipment. Gains and losses on property disposals are included in other income and expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

         <PAGE 22>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Engineering and Research Expense

     Engineering and research expense, which includes research and development expenses and routine ongoing costs associated with improving existing products and manufacturing processes, totaled $129 million, $113 million and $97 million in 1996, 1995 and 1994, respectively. Research and development expenses, which include activities for the introduction of new truck and diesel engine products and major improvements to existing products and processes totaled $101 million, $91 million and $88 million in 1996, 1995, and 1994, respectively.

Product Related Costs

     Transportation accrues warranty expense at the time of end product sale. Product liability expense is accrued based on the estimate of total future payments to settle product liability claims.

Income Taxes

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Transportation has a tax allocation agreement with the Parent Company (Tax Agreement) which requires Transportation to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company rather than Transportation to utilize U.S. operating losses and net operating loss carryforwards generated in earlier years.

Derivative Financial Instruments

     Transportation uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds. Navistar Financial, uses a variety of contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. All derivatives are held for purposes other than trading, and Transportation's policy does not allow the use of derivatives for speculative purposes. Gains and losses on hedges of existing assets or liabilities, firm commitments or anticipated transactions are included in the carrying amounts of the related asset or liability and recognized in income when the hedged event occurs. Gains or losses related to qualifying hedges of anticipated sales of receivables are deferred and are recognized in income when the receivables are sold.

Pending Accounting Standard

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which Transportation must adopt for all applicable transactions occurring after December 31, 1996. The standard is not expected to have a material effect on Transportation's net income or financial position.

         <PAGE 23>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


2.   POSTRETIREMENT BENEFITS

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

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Pension expense ....................    $   160     $   110     $   108
Health/life insurance ..............         60          70          64
Profit sharing provision to Trust ..          -          26           4
                                        -------     -------     -------

Total postretirement
  benefits expense .................    $   220     $   206     $   176
                                        =======     =======     =======

     In the Statement of Financial Condition, the postretirement benefits liability of $1,351 million in 1996 and $1,341 million in 1995 includes $607 million and $587 million, respectively, for pension and $744 million and $754 million, respectively, for postretirement health care and life insurance benefits.

Pension Benefits

     Generally, the pension plans are noncontributory with benefits related to an employee's length of service and compensation rate. Transportation's policy is to fund its pension plans in accordance with applicable United States and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the vested accumulated benefit obligation. The pension plans vary in the extent to which they are funded, but for plan years which ended during the current year, all legal funding requirements have been met. Plan assets are invested primarily in dedicated portfolios of long-term fixed income securities with more recent contributions invested in equity securities.

Pension Expense

     Net pension expense included in the Statement of Income is composed of the following:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Service cost for benefits
  earned during the period .........    $    34     $    24     $    34
Interest on projected
  benefit obligation ...............        231         232         211
Net amortization costs and other ...        104          57          50
Less expected return on assets .....       (209)       (203)       (187)
                                        -------     -------     -------
Net pension expense ................    $   160     $   110     $   108
                                        =======     =======     =======

Actual return on assets ............    $   188     $   398     $  (127)
                                        =======     =======     =======

         <PAGE 24>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


2.   POSTRETIREMENT BENEFITS (continued)

Pension Expense (continued)

     "Amortization costs" shown in the above table include amortization of cumulative gains and losses over the expected remaining service life of employees, amortization of the initial transition liability over 15 years and amortization of plan amendments, recognized over the remaining service life of employees, except for those plan amendments arising from negotiated labor contracts, which are amortized over the length of the contract.

Pension Assets and Liabilities

     Included in the Statement of Financial Condition is the minimum pension liability for certain unfunded pension plans. The adjustment for the minimum pension liability in the amounts of $623 million and $628 million are offset by intangible pension assets of $314 million and $284 million and accumulated reductions in shareowner's equity of $309 million and $344 million at October 31, 1996 and October 31, 1995, respectively. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

     The funded status of Transportation's plans as of October 31, 1996 and 1995 and a reconciliation with amounts recognized in the Statement of Financial Condition are provided below.

                                Plans in Which        Plans in Which
                                 Assets Exceed     Accumulated Benefits
                             Accumulated Benefits      Exceed Assets
                            ---------------------  --------------------
Millions of dollars            1996       1995        1996       1995
-----------------------------------------------------------------------
Actuarial present value of:
  Vested benefits .......... $    (59)   $   (51)   $ (2,672)  $ (2,612)
  Nonvested benefits .......       (7)        (5)       (270)      (270)
                             --------   --------    --------   --------
    Accumulated benefit
      obligation ...........      (66)       (56)     (2,942)    (2,882)
Effect of projected future
  compensation levels ......       (3)        (4)        (23)       (27)
                             --------   --------    --------   --------
Projected benefit
  obligation ...............      (69)       (60)     (2,965)    (2,909)
Plan assets at fair value ..       91         87       2,336      2,295
                             --------   --------    --------   --------
Funded status at October 31.       22         27        (629)      (614)
Unamortized pension costs:
    Net losses .............       11          9         332        372
    Prior service costs ....        6          1         113         50
    (Asset) liability at
      date of transition ...       (1)        (1)        200        233
Adjustment for the minimum
  liability ................        -          -        (623)      (628)
                             --------   --------    --------   --------
Net asset (liability) ...... $     38   $     36    $   (607)  $   (587)
                             ========   ========    ========   ========

         <PAGE 25>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


2.   POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities (continued)

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:

                                         1996        1995        1994
-----------------------------------------------------------------------
Discount rate used to determine
  present value of projected
  benefit obligation at end of year.     8.1%        7.8%        9.3%
Expected long-term rate of
  return on plan assets for the year     9.0%        9.9%        8.1%
Expected rate of increase
  in future compensation levels ....     3.5%        3.5%        3.5%

Other Postretirement Benefits

     In addition to providing pension benefits, Transportation provides health care and life insurance for a majority of its retired employees, spouses and certain dependents in the United States and Canada.

     In 1993, a trust was established to provide a vehicle for funding the health care liability through Transportation's contributions and retiree premiums. The funds in this trust are invested primarily in equity securities. Transportation is required to make a prefunding contribution of $200 million to the trust on or prior to June 30, 1998.

     The components of expense for other postretirement benefits included in the Statement of Income are as follows:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Service cost for benefits
  earned during the year ...........    $    14     $    10     $    10
Interest cost on the accumulated
  benefit obligation ...............         84          90          81
Less expected return on assets .....        (38)        (30)        (27)
                                        -------     -------     -------
Net other postretirement
  benefits expense .................    $    60     $    70     $    64
                                        =======     =======     =======

Actual return on assets ............    $    46     $    65     $    12
                                        =======     =======     =======

     The funded status of other postretirement benefits as of October 31 is as follows:

Millions of dollars                                  1996        1995
-----------------------------------------------------------------------
Accumulated other postretirement
  benefit obligation (APBO):
Retirees and their dependents ......                $  (773)    $  (729)
Active employees eligible to retire                    (244)       (201)
Other active participants ..........                   (208)       (227)
                                                    -------     -------
Total APBO .........................                 (1,225)     (1,157)
Plan assets at fair value ..........                    401         364
                                                    -------     -------
APBO in excess of plan assets ......                   (824)       (793)
Unamortized prior service cost .....                     (6)          -
Unrecognized net  loss .............                     86          39
                                                    -------     -------
Net liability ......................                $  (744)    $  (754)
                                                    =======     =======

         <PAGE 26>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


2.   POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits (continued)

     The weighted average expected return on plan assets was 10.5% for 1996, 10% for 1995 and 9% for 1994. The weighted average of discount rates used to determine the accumulated other postretirement benefit obligation was 8.2% and 7.8% at October 31, 1996 and 1995, respectively. For 1997, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.2%. The rate is projected to decrease to 5.0% by the year 2004 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $117 million and the associated expense recognized for the year ended October 31, 1996 would increase by an estimated $8 million.

3.   INCOME TAXES

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Under the tax allocation agreement with the Parent Company (Tax Agreement), if Transportation records income, it is required to compute its federal income tax expense based on such income and report it in the Statement of Income; if a loss is recorded, the federal income tax benefit from such loss is recorded by the Parent Company. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company, rather than Transportation, to utilize U.S. operating losses and net operating loss (NOL) carryforwards generated in earlier years. As of October 31, 1996, Transportation's subsidiaries had $35 million of domestic NOL carryforwards available to offset their future taxable income.

     The domestic and foreign components of income (loss) of continuing operations before income taxes consist of the following:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Domestic ...........................    $    (1)    $   147     $    49
Foreign ............................         (3)         11          13
                                        -------     -------     -------
Total income (loss)
  before income taxes ..............    $    (4)    $   158     $    62
                                        =======     =======     =======

     Taxes on income (loss) of continuing operations are analyzed by categories as follows:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Current:
  Federal ..........................    $    30     $    46     $    15
  State and local ..................          7           9           4
                                        -------     -------     -------
    Total current expense ..........         37          55          19
Deferred expense ...................          -           1           3
                                        -------     -------     -------
Total income tax expense
  of continuing operations .........    $    37     $    56     $    22
                                        =======     =======     =======

         <PAGE 27>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   INCOME TAXES (continued)

     The difference between the provision for income taxes and income taxes computed using the U.S. federal statutory rate is as follows:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Amount computed using
  the U.S. federal statutory rate ..    $    (1)    $      55   $    22
Increase  (decrease)
  in taxes resulting from:
    State income taxes, net ........          7             9         4
    Difference between U.S.
      and foreign tax rates ........          1            (4)       (5)
    Current year loss
      for which no benefit
      is available  ................         29           -           -
Other ..............................          1          (4)          1
                                        -------     -------     -------
Provision for income taxes
  of continuing operations .........    $    37     $    56     $    22
                                        =======     =======     =======

     Pursuant to the Tax Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities. Transportation's consolidated tax payments to certain state and local governments were $2 million each year during 1996, 1995 and 1994, respectively.

     Taxpaying entities of Transportation offset all deferred tax assets and liabilities within each tax jurisdiction and present them in a single amount in the Statement of Financial Condition. The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars                                  1996        1995
-----------------------------------------------------------------------
United States
-------------
Deferred tax asset--net operating
  loss carryforwards ...............                $    13     $    18
Less valuation allowance ...........                    (13)        (18)
                                                    -------     -------
Net deferred tax asse  .............                $     -     $     -
                                                    =======     =======
Foreign
-------
Deferred tax assets:
Net operating loss carryforwards ...                $     2     $     -
Postretirement benefits ............                     19          19
                                                    -------     -------
Total deferred tax assets ..........                     21          19
Less valuation allowance ...........                    (21)        (19)
                                                    -------     -------
Net deferred tax assets ............                      -           -
Deferred tax liabilities--prepaid
  pension assets ...................                    (16)        (16)
                                                    -------     -------
Net deferred tax liabilities .......                $   (16)    $   (16)
                                                    =======     =======

     A valuation allowance has been provided for those NOL carryforwards and temporary differences which are estimated to expire before they are utilized. The total valuation allowance decreased $3 million during 1996 resulting from utilization of domestic NOL carryforwards by Transportation's subsidiaries for which a full allowance had previously been provided, net of tax benefits associated with foreign NOLs.

         <PAGE 28>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


4.   DISCONTINUED OPERATIONS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge as a loss of discontinued operations for environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. This charge, which included an $11 million settlement for various environmental related commercial issues and a $22 million charge for cleanup costs for these sites, was included in Other Liabilities. See also Note 14.

5.   MARKETABLE SECURITIES

     The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to Transportation's marketable securities at October 31 is as follows:
                                1996                    1995
                         -------------------     --------------------
                         Amortized     Fair      Amortized     Fair
Millions of dollars        Cost        Value       Cost        Value
---------------------------------------------------------------------
Corporate securities      $   32      $   32       $   33      $   33
U.S. government
  securities ..........       49          48          139         140
Mortgage and asset-
  backed securities ...       42          42           32          33
Foreign government
  securities ..........        5           5            9           9
                          ------      ------       ------      ------
    Total debt
     securities .......      128         127          213         215
Equity securities .....       14          17           10          11
                          ------      ------       ------      ------

Total marketable
  securities ..........   $  142      $  144       $  223      $  226
                          ======      ======       ======      ======

     Gross unrealized gains and losses on marketable securities at October 31, 1996 and 1995 are not material.

     Contractual maturities of marketable debt securities at October 31 are as follows:
                                1996                    1995
                         -------------------     --------------------
                         Amortized     Fair      Amortized     Fair
Millions of dollars        Cost        Value       Cost        Value
---------------------------------------------------------------------
Due in one year or less   $   22      $   21       $  105      $  105
Due after one year
  through five years ..       35          35           38          39
Due after five years
  through ten years ...       23          23           27          27
Due after ten years ...        6           6           11          11
                          ------      ------       ------      ------
                              86          85          181         182
Mortgage and asset-
  backed securities ...       42          42           32          33
                          ------      ------       ------      ------

Total debt securities .   $  128      $  127       $  213      $  215
                          ======      ======       ======      ======

         <PAGE 29>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


5.   MARKETABLE SECURITIES (continued)

     Proceeds from sales or maturities of investments in securities were $326 million during 1996 and $226 million during 1995. Gross gains and losses realized on such sales or maturities were not material for each of the two years. Shareowner's equity includes unrealized holding gains of
$2 million at October 31, 1996 and $3 million at October 31, 1995.    At
October 31, 1996 and 1995, a domestic insurance subsidiary had $17 million and $23 million, respectively, of marketable securities on deposit with various state departments of insurance or otherwise not available. These securities are included in total marketable securities balances at October 31, 1996 and 1995.

6.  RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                  1996        1995
-----------------------------------------------------------------------
Accounts receivable ...............                 $   551     $   565
Retail notes and lease financing ..                     733         747
Wholesale notes ...................                     101         268
Amounts due from sales
  of receivables ..................                     264         248
Reinsurance balance receivables ...                      28          31
Allowance for losses ..............                     (31)        (28)
                                                    -------     -------
    Total receivables, net ........                 $ 1,646     $ 1,831
                                                    =======     =======

     Navistar Financial purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from Transportation's operations in the United States.

     A portion of Navistar Financial's funding for retail and wholesale notes comes from sales of receivables by Navistar Financial to third parties with limited recourse. Proceeds from sales of retail notes receivable, net of underwriting costs, were $982 million in 1996, $727 million in 1995 and $995 million in 1994. Uncollected sold retail and wholesale receivable balances totaled $1,866 million and $1,673 million as of October 31, 1996 and 1995, respectively.

     Contractual maturities of accounts receivable, retail notes and lease financing and wholesale notes, including unearned finance income, at October 31, 1996 were: 1997 - $851 million, 1998 - $243 million, 1999 -
$186 million, 2000 - $142 million, 2001 - $76 million, and 2002 and thereafter - $14 million. Unearned finance income totaled $127 million at October 31, 1996.

         <PAGE 30>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


7.  INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                  1996        1995
-----------------------------------------------------------------------
Finished products .................                $    242     $   167
Work in process ...................                      97          91
Raw materials and supplies ........                     124         158
                                                    -------     -------

Total inventories .................                 $   463     $   416
                                                    =======     =======

8.  PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars                                  1996        1995
-----------------------------------------------------------------------
Land ..............................                $     12     $    11
                                                    -------     -------
Buildings, machinery
  and equipment at cost:
    Plants ........................                   1,299       1,223
    Distribution ..................                      79          75
    Other .........................                     222         138
                                                    -------     -------

        Subtotal ..................                   1,600       1,436
                                                    -------     -------

    Total property ................                   1,612       1,447
    Less accumulated depreciation
      and amortization ............                    (842)       (764)
                                                    -------     -------
        Total property
          and equipment, net ......                 $   770     $   683
                                                    =======     =======

     Total property includes property under capitalized lease obligations of $25 million at October 31, 1996 and $24 million at October 31, 1995.
In addition total property includes vehicles under operating lease to third parties of $116 million at October 31, 1996 and $49 million at October 31, 1995.

         <PAGE 31>

                               =========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


9.  DEBT

Debt Due Parent Company

Millions of dollars                                 1996        1995
---------------------------------------------------------------------
Manufacturing operations
  Current maturities of debt
    due Parent Company ............               $    42     $    38
                                                  -------     -------
  Subordinated Parent Company Note
    9.05% Stock Purchase Agreement
      (Class B Common), due 2003 ..                   349         392
    9.0% Loan Agreement, due 2013 .                   493         493
                                                  -------     -------
  Long-term debt due Parent Company                   842         885
                                                  -------     -------

Total debt due Parent Company .....               $   884     $   923
                                                  =======     =======
Debt

Millions of dollars                                 1996        1995
---------------------------------------------------------------------
Manufacturing operations
  Notes payable and current
    maturities of long-term debt ..               $    14     $    10
                                                  -------     -------
  6 1/4% Sinking Fund Debentures,
    due 1998 ......................                     3           6
  9% Sinking Fund Debentures,
    due 2004 ......................                    53          60
  8% Secured Note,
    due 2002 secured by plant assets                   26          31
  Capitalized leases and other ....                    19          20
                                                  -------     -------
      Total long-term debt ........                   101         117
                                                  -------     -------
Manufacturing operations debt .....                   115         127
                                                  -------     -------
Financial services operations
  Commercial paper ................                    99          50
  Current maturities
    of long-term debt .............                     -         118
                                                  -------     -------
      Total short-term debt .......                    99         168
                                                  -------     -------
  Asset-backed commercial paper
    program, variable rate,
    due March 2001 ................                   402         302
  Bank revolver, variable rate,
    due March 2001 ................                   704         760
                                                  -------     -------
      Total senior debt ...........                 1,106       1,062
                                                  -------     -------
  Subordinated Term Debt
    - Senior notes, 8 7/8%,
      due November 1998 ...........                   100         100
                                                  -------     -------
      Total long-term debt ........                 1,206       1,162
                                                  -------     -------
Financial services operations debt.                 1,305       1,330
                                                  -------     -------

Total debt ........................               $ 1,420     $ 1,457
                                                  =======     =======

         <PAGE 32>

                               =========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


9.  DEBT (continued)

     Consolidated interest payments were $168 million, $169 million and $181 million in 1996, 1995 and 1994, respectively.

     Navistar Financial issues commercial paper with varying terms and has short-term borrowings with various banks on a noncommitted basis.
Compensating cash balances and commitment fees are not required under these borrowings.

     The aggregate annual maturities and sinking fund requirements for debt for the years ended October 31 are as follows:

                                                     Financial
                                     Manufacturing    Services
Millions of dollars                    Operations    Operations    Total
-------------------------------------------------------------------------
1997 ...............................    $    56       $    99     $   155
1998 ...............................         68             -          68
1999 ...............................         66           100         166
2000 ...............................         70             -          70
2001 ...............................         76         1,106       1,182
Thereafter .........................        663             -         663

Weighted average interest rate
  on total debt, including short-term
  debt, and the effect of discounts
  and related amortization
  for the years ended:
    October 31, 1996 ...............        9.0%          6.5%        7.7%
    October 31, 1995 ...............        9.1%          7.4%        8.3%


     Effective March 29, 1996, Navistar Financial amended and restated its bank revolving credit facility and its asset-backed commercial paper
(ABCP) program, extending the maturity date of each facility to March 2001. In addition, the commitment of the bank revolving credit facility was expanded to $925 million, the ABCP facility was increased to $400 million, and a new pricing and fee schedule was established. The available funding under the ABCP program is $414 million, comprised of the $400 million liquidity facility and $14 million of trust certificates issued in connection with the ABCP Trust.

     Under the terms of the ABCP program, a special purpose wholly owned subsidiary of Navistar Financial will purchase retail notes and lease receivables. All assets of the subsidiary will be pledged or sold to a trust that will fund the receivables with investment grade commercial paper. The assets may also be sold to the trust.

     Available funding under the amended and restated credit agreement and ABCP program was $233 million, of which $99 million was used to back short-term debt at October 31, 1996. The remaining $134 million when combined with unrestricted cash and cash equivalents made $141 million available to fund the general business purposes of Navistar Financial at October 31, 1996.

         <PAGE 33>

                               =========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


9.  DEBT (continued)

     Navistar Financial's wholly owned subsidiaries, Navistar Financial Retail Receivables Corporation (NFRRC) and Navistar Financial Securities Corporation (NFSC), have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. The subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to Navistar Financial or affiliated companies.

     NFSC has in place $500 million of revolving wholesale note sales trusts that provide for the continuous sale of eligible wholesale notes on a daily basis. The sales trusts are comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004.

     During 1996, Navistar Financial sold $985 million of retail notes, net of unearned finance income, through NFRRC in two separate sales to two individual owner trusts which in turn sold $946 million of notes and $39 million of certificates to investors. The net proceeds, after underwriting costs and credit enhancements, of $935 million were used by Navistar Financial for general working capital purposes. At October 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2,445 million.

     In November 1996, Navistar Financial sold $487 million of retail notes through NFRRC. The net proceeds of $473 million were used for general working capital purposes.

10.  OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:

Millions of dollars                                 1996        1995
---------------------------------------------------------------------
Product liability and warranty ....               $   293     $   294
Loss reserves and unearned premiums                   113         118
Employee incentive programs .......                    10         104
Payroll, commissions
  and employee related benefits ...                    73          80
Long-term disability
  and workers' compensation .......                    55          66
Taxes .............................                    46          42
Environmental .....................                    23          25
Interest ..........................                     9          12
Other .............................                   184         208
                                                  -------     -------
    Total other liabilities .......               $   806     $   949
                                                  =======     =======

     During the fourth quarter of 1996, Transportation recorded a one-time $35 million charge for termination of its next generation truck program.

         <PAGE 34>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


11.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported in the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

                                1996                    1995
                         -------------------     -------------------
                         Carrying      Fair       Carrying     Fair
Millions of dollars       Amount       Value       Amount      Value
--------------------------------------------------------------------
Receivables, net ......   $1,646      $1,649       $1,831     $1,844
Investments
  and other assets ....      211         219          199        199
Debt ..................    2,304       2,358        2,380      2,532


     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 5.

     Customer receivables, wholesale notes and retail and wholesale accounts and other variable-rate retail notes approximate fair value as a result of the short-term maturities of the financial instruments. The fair value of truck retail notes is estimated based on quoted market prices of similar sold receivables. The fair value of amounts due from sales of receivables is estimated by discounting expected cash flows at estimated current market rates.

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

         <PAGE 35>

                               =========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


11.  FINANCIAL INSTRUMENTS   (continued)

Derivatives Held or Issued for Purposes Other Than Trading

     Transportation uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds.

     Transportation purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $42 million at October 31, 1996. At October 31, 1996, the unrecognized gain on the CMOs was not material.

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

     Between August and October 1996, Navistar Financial entered into $400 million of forward interest rate lock agreements on a Treasury note maturing in 1998 related to the anticipated November 1996 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale, and the loss at October 31, 1996, which was not material, was deferred and included in the gain recognized on the sale of receivables in November 1996.

         <PAGE 36>

                               =========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


12.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES

Commitments, contingencies and restricted assets

     At October 31, 1996, commitments for capital expenditures in progress were approximately $38 million.

     Navistar Financial's maximum exposure under all receivable sale recourse provisions at October 31, 1996 was $215 million; however, Navistar Financial's exposure is not considered material.

     At October 31, 1996, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. Transportation is subject to maximum recourse of $164 million on retail contracts and $9 million on retail leases. In addition, as of October 31, 1996, Transportation is contingently liable for approximately $45 million for various guarantees and buyback programs; however, based on historical loss trends, Transportation's exposure is not considered material.

     The Canadian operating subsidiary and certain subsidiaries included in financial services operations are parties to agreements which restrict the amounts which can be distributed to Transportation in the form of dividends or loans and advances which can be made. As of October 31, 1996, these subsidiaries had $385 million of net assets of which $260 million was restricted as to distribution.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of Navistar Financial to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the 3 years ended October 31, 1996.

Concentrations

     At October 31, 1996, Transportation employed 9,043 hourly workers and 5,143 salaried workers in the United States and Canada. Approximately 91% of the hourly employees and 23% of the salaried employees are represented by unions. Of these represented employees, 89% of the hourly workers and 93% of the salaried workers are represented by the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW). The collective bargaining agreements with the UAW and the CAW expire on October 1, 1998 and October 24, 1999, respectively.

     Reflecting higher consumer demand for light trucks and vans, sales of mid-range diesel engines to a domestic automobile manufacturer have increased from 10% of consolidated sales and revenues in 1994 to 12% in 1995 and 14% in 1996.

         <PAGE 37>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


12. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES (continued)

Leases

     Transportation has long-term noncancellable leases for use of various equipment and facilities. Lease terms are generally for 5 to 25 years and, in many cases, provide for renewal options. Transportation is generally obligated for the cost of property taxes, insurance and maintenance. Transportation leases office buildings, distribution centers, furniture and equipment, machinery and equipment, and computer equipment.

     The majority of Transportation's lease payments are for operating leases. At October 31, 1996, future minimum lease payments under operating leases having lease terms in excess of one year are: 1997 - $30 million, 1998 - $27 million, 1999 - $26 million, 2000 - $25 million, 2001
- $17 million and thereafter - $21 million. Total operating lease expense was $32 million in 1996, $37 million in 1995 and $34 million in 1994. Income received from sublease rentals was $6 million in 1996, 1995 and 1994, respectively.

13.  LEGAL PROCEEDINGS

     Transportation and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. In the opinion of Transportation's management, none of these proceedings or claims is material to the business or the financial condition of Transportation.

14.  ENVIRONMENTAL MATTERS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge, as a loss of discontinued operations related to environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. (Solar). Transportation reached an agreement with the Economic Development Administration, a division of the U.S. Department of Commerce, in 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel property. At October 31, 1996, the final consent decree remained subject to approval by the U.S. Department of Justice and by Transportation.

     Transportation has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former company locations. Based on information available to Transportation, which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the probable costs and is provided for in the financial statements. These obligations generally are recognized no later than completion of the remedial feasibility study and are not discounted to their present value. Transportation believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site, other than the Wisconsin Steel and Solar sites, will not have a material effect on Transportation's financial results. Transportation reviews its accruals on a regular basis.

         <PAGE 38>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


15.  INDUSTRY SEGMENT DATA

     Information concerning operations by industry segment is as follows:

                                                Financial
                               Manufacturing     Services
Millions of dollars              Operations     Operations    Consolidated
--------------------------------------------------------------------------
October 31, 1996
----------------
Total sales and revenues ....      $5,527         $  258         $5,731
Operating profit ............         689            109            749
Depreciation and amortization          90             11            101
Capital expenditures ........         117              -            117
Identifiable assets .........       2,241          1,843          3,752

October 31, 1995
----------------
Total sales
  and revenues ..............      $6,152        $   235         $6,326
Operating profit ............         844             80            869
Depreciation and amortization          75              6             81
Capital expenditures ........         139              -            139
Identifiable assets .........       2,533          1,922          4,081


October 31, 1994
----------------
Total sales and revenues ....      $5,171        $   214         $5,330
Operating profit ............         659             76            685
Depreciation and amortization          68              4             72
Capital expenditures ........          87              -             87
Identifiable assets .........       2,355          1,582          3,678

     Intersegment sales and revenues were not material in 1996, 1995 or 1994. Transactions between manufacturing operations and financial services operations have been eliminated from the consolidated column.

         <PAGE 39>

                               ==========
               NOTES TO FINANCIAL STATEMENTS--(Continued)


16.  SHAREOWNER'S EQUITY

     The number of authorized shares of Transportation's capital stock at October 31, 1996 was 100,000 with a par value of $1.00 per share and the number of issued and outstanding shares was 1,000. All the issued and outstanding stock is owned by Navistar International Corporation and no shares are reserved for officers and employees or for options, warrants, conversions and other rights.

     Shareowner's equity for the years ended October 31 is as follows:

Millions of dollars                      1996        1995        1994
-----------------------------------------------------------------------
Common Stock .......................    $   786     $   786    $    786
                                        -------     -------     -------

Retained earnings (deficit)
Balance at beginning of the year ...     (2,307)     (2,283)     (2,304)
Net income (loss) ..................        (41)        102           7
Minimum pension liability
  adjustment/other ................          33        (127)         14
                                        -------     -------     -------
Balance at end of the year ........      (2,315)     (2,308)     (2,283)
                                        -------     -------     -------

Total shareowner's equity .........     $(1,529)    $(1,522)    $(1,497)
                                        =======     =======     =======

17.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                              1st               2nd               3rd             4th
                            Quarter           Quarter           Quarter         Quarter
                        --------------  ----------------   ---------------  ----------------

(Millions of dollars)   1996     1995     1996     1995     1996     1995     1996     1995
--------------------------------------------------------------------------------------------
Sales and revenues ... $1,427   $1,413   $1,474   $1,635   $1,383   $1,510   $1,447   $1,768
                       ======   ======   ======   ======   ======   ======   ======   ======

Manufacturing gross
  margin .............   12.2%    12.4%    13.7%    14.0%    12.6%    14.0%    11.6%    14.4%
                       ======   ======   ======   ======   ======   ======   ======   ======

Net income (loss) .... $    6   $    7   $   (2)  $   37   $   (9)  $   18   $  (36)  $   40

         <PAGE 40>

                                       =========
                       NOTES TO FINANCIAL STATEMENTS--(Continued)


18.  SUPPLEMENTAL FINANCIAL INFORMATION,
     AS OF OCTOBER 31 AND FOR THE YEARS THEN ENDED (Unaudited)

Navistar International Transportation Corp. (with financial services operations on an equity basis).
(Millions of dollars)


Condensed Statement of Income                      1996           1995           1994
--------------------------------------------      ------         ------         ------
Sales of manufactured products .............      $5,508         $6,125         $5,153
Other income ...............................          19             27             18
                                                  ------         ------         ------
     Total sales and revenues ..............       5,527          6,152          5,171
                                                  ------         ------         ------

Cost of products and services sold .........       4,819          5,281          4,494
Postretirement benefits ....................         219            205            175
Engineering and research expense ...........         129            113             97
Marketing and administrative expense .......         282            277            237
Other expenses .............................         165            180            166
                                                  ------         ------         ------
Total costs and expenses ...................       5,614          6,056          5,169
                                                  ------         ------         ------
Income (loss) before income taxes
  Manufacturing operations .................         (87)            96              2
  Financial services operations ............          83             62             60
                                                  ------         ------         ------
    Income (loss) before income taxes ......          (4)           158             62
Income tax expense .........................         (37)           (56)           (22)
                                                  ------         ------         ------
Income (loss) of continuing operations .....         (41)           102             40
Loss of discontinued operations ............           -              -            (33)
                                                  ------         ------         ------
Net income (loss) ..........................      $  (41)        $  102         $    7
                                                  ======         ======         ======

Condensed Statement of Financial Condition         1996           1995
---------------------------------------------     ------         ------
Cash, cash equivalents
  and marketable securities .................     $  174         $  504
Inventories .................................        463            416
Property and equipment net ..................        666            642
Equity in Financial Services subsidiaries ...        306            282
Other assets ................................        632            689
                                                  ------         ------
     Total assets ...........................     $2,241         $2,533
                                                  ======         ======

  Accounts payable ..........................     $  772         $  876
  Postretirement benefits liabilities .......      1,344          1,334
  Other liabilities .........................      1,654          1,845
  Shareowner's equity .......................     (1,529)        (1,522)
                                                  ------         ------
     Total liabilities
       and shareowner's equity ..............     $2,241         $2,533
                                                  ======         ======

Condensed Statement of Cash Flow                   1996           1995           1994
---------------------------------------------     ------         ------         ------
Cash flow from operations
Net income (loss) ...........................     $  (41)        $  102         $    7
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
     Depreciation and amortization ..........         90             75             68
     Equity in earnings of nonconsolidated
       companies, net of dividends received .        (24)           (28)           (10)
     Other, net .............................          3            (68)            23
Change in operating assets and liabilities ..       (180)           192             62
                                                  ------         ------         ------
Cash provided by (used in) operations .......       (152)           273            150
                                                  ------         ------         ------

Cash flow from investment programs
Purchase of marketable securities ...........       (158)          (196)          (409)
Sales or maturities of marketable securities.        239            145            431
Capital expenditures ........................       (117)          (139)           (87)
Other investment programs, net ..............         (3)             5            123
                                                  ------         ------         ------
Cash provided by (used in) investment programs       (39)          (185)            58
                                                  ------         ------         ------

Cash flow from financing activities .........        (57)           (66)           (74)
                                                  ------         ------         ------
Cash and cash equivalents
Increase (decrease) during the year .........       (248)            22            134
At beginning of the year ....................        418            396            262
                                                  ------         ------         ------
Cash and cash equivalents at end of the year      $  170         $  418         $  396
                                                  ======         ======         ======

         <PAGE 41>


               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
               -------------------------------------------


                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------


Navistar International Transportation Corp.:


     We have audited the financial statements and financial statement schedule of Navistar International Transportation Corp. and Consolidated Subsidiaries listed in Item 8 and Item 14 These consolidated financial statements and financial statement schedule are the responsibility of Transportation's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Transportation Corp. and Consolidated Subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
December 16, 1996
Chicago, Illinois

         <PAGE 42>


               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
               -------------------------------------------


                      INDEPENDENT AUDITORS' CONSENT
                      -----------------------------


Navistar International Transportation Corp.:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 of Navistar International Transportation Corp. on Form S-8 of our reports on Navistar International Transportation Corp. and Navistar Financial Corporation dated December 16, 1996, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Transportation Corp. for the year ended October 31, 1996.


Deloitte & Touche LLP
January 22, 1997
Chicago, Illinois

         <PAGE 43>


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                   PART III


ITEMS 10, 11, 12 AND 13

     Intentionally omitted. See the index page to this Report for explanation.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE  AND REPORTS ON FORM 8-K

Financial Statements
--------------------

    See Index to Financial Statements in Item 8.

Schedule                                                     Page
--------                                                     ----

    II  - Valuation and Qualifying Accounts
            and Reserves ..........................           F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including those Incorporated by Reference          Page
---------------------------------------------------          ----

(3)    Articles of Incorporation and By-Laws ......           E-1
(4)    Instruments Defining the Rights
         of Security Holders, including Indentures.           E-2
(10)    Material Contracts ........................           E-3
(23)    Independent Auditors' Consent
(24)    Power of Attorney
(27)    Financial Data Schedule ...................           N/A
(28.1)  Navistar Financial Corporation Annual Report
         on Form 10-K for the fiscal year ended
         October 31, 1996 ..........................          N/A


     All exhibits other than those indicated above are omitted because of the absence of the condition under which they are required or because information called for is shown in the financial statements and notes thereto.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended October 31, 1996.

         <PAGE 44>
SIGNATURE


               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
               -------------------------------------------


                                 SIGNATURE


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
-------------------------------------------
               (Registrant)



/s/   J. Steven Keate
-----------------------------------
      J. Steven Keate                                  January 22, 1997
      Vice President and Controller
      (Principal Accounting Officer)

         <PAGE 45>
SIGNATURE


               NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                      AND CONSOLIDATED SUBSIDIARIES
               -------------------------------------------
                            POWER OF ATTORNEY


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

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature                      Title                     Date
----------------------    ---------------------------  -----------------

/s/ John R. Horne
----------------------
    John R. Horne         Chairman, President          January 22, 1997
                            and Chief Executive
                            Officer and Director
                            (Principal Executive
                             Officer)


/s/ Robert C. Lannert
----------------------
    Robert C. Lannert     Executive Vice President     January 22, 1997
                            and Chief Financial
                            Officer and Director
                            (Principal Financial
                             Officer)

         <PAGE 46>

                                                                                               SCHEDULE II

                                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                       AND CONSOLIDATED SUBSIDIARIES
                                                ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
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
Reserves deducted from
  assets to which they
  apply:


          1996
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  28          $  21      less recoveries ...   $  18    $  31
                                           =====          =====                            =====    =====


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