Form 10-Q
period 1997-01-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-03-14
CIK 51296

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


        ( X )  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 10, 1997, the number of shares outstanding of the registrant's Common Stock was 1,000.

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

         <PAGE 2>




                    NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                           AND CONSOLIDATED SUBSIDIARIES
                           -----------------------------


                                       INDEX
                                       -----
                                                                 Page
                                                               Reference
                                                               ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
    Three Months Ended January 31, 1997 and 1996 ............        3

  Statement of Financial Condition --
    January 31, 1997, October 31, 1996 and January 31, 1996 .        4

  Statement of Cash Flow --
    Three Months Ended January 31, 1997 and 1996 ............        5

  Notes to Financial Statements .............................        6

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ...............       10

Part II. Other Information:

  Item 1.  Legal Proceedings ...............................        13

  Item 6.  Exhibits and Reports on Form 8-K ................        13

  Signature ................................................        14

         <PAGE 3>
                          PART I - FINANCIAL INFORMATION
                          ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 --------------------------------------------------------------------------
 Millions of dollars, except per share data
 --------------------------------------------------------------------------
                                              Three Months Ended January 31
                                              -----------------------------
                                                  Navistar International
                                                 Transportation Corp. and
                                                 Consolidated Subsidiaries
                                                 -------------------------
                                                    1997             1996
                                                   ------           ------
Sales and revenues
Sales of manufactured products ................    $1,240           $1,362
Finance and insurance revenue .................        45               55
Other income ..................................         4               10
                                                   ------           ------
  Total sales and revenues ....................     1,289            1,427
                                                   ------           ------

Costs and expenses
Cost of products and services sold ............     1,076            1,199
Postretirement benefits .......................        51               57
Engineering and research expense ..............        30               29
Marketing and administrative expense ..........        83               73
Interest expense ..............................        38               39
Financing charges on sold receivables .........         7                9
Insurance claims and underwriting expense .....         8               12
                                                   ------           ------
  Total costs and expenses ....................     1,293            1,418
                                                   ------           ------

    Income (loss) before income taxes .........        (4)               9
    Income tax expense ........................       (11)              (3)
                                                   ------           ------
Net income (loss) .............................    $  (15)          $    6
                                                   ======           ======

See Notes to Financial Statements.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
---------------------------------------------------------------------------
Millions of dollars
---------------------------------------------------------------------------
                                Navistar International Transportation Corp.
                                       and Consolidated Subsidiaries
                                -------------------------------------------
                                  January 31     October 31      January 31
                                     1997           1996            1996
                                ------------     ----------      ----------

ASSETS
-------------------------------
Cash and cash equivalents ......   $   44          $  204           $  132
Marketable securities ..........      133             144              252
                                   ------          ------           ------
                                      177             348              384
Receivables, net ...............    1,299           1,646            1,497
Inventories ....................      452             463              498
Property, net of accumulated
  depreciation and amortization
  of $864, $842 and $783 .......      773             770              684
Investments and other assets ...      236             211              204
Intangible pension assets ......      314             314              283
                                   ------          ------           ------
Total assets ...................   $3,251          $3,752           $3,550
                                   ======          ======           ======
LIABILITIES AND
SHAREOWNER'S EQUITY
--------------------------------
Liabilities
Accounts payable,
  principally trade ............   $  714          $  820           $  821
Debt due Parent Company ........      975             884              913
Debt:
  Manufacturing operations .....      113             115              127
  Financial services operations.      947           1,305            1,096
Postretirement benefits
  liability ....................    1,278           1,351            1,272
Other liabilities ..............      770             806              835
                                   ------          ------           ------
    Total liabilities ..........    4,797           5,281            5,064
                                   ------          ------           ------

Commitments and contingencies

Shareowner's equity
Capital stock
  (1,000 shares issued).........      786             786              786
Retained earnings (deficit) ....   (2,332)         (2,315)          (2,300)
                                   ------          ------           ------
    Total shareowner's equity ..   (1,546)         (1,529)          (1,514)
                                   ------          ------           ------
Total liabilities                  $3,251          $3,752           $3,550
   and shareowner's equity .....   ======          ======           ======

See Notes to Financial Statements.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 -------------------------------------------------------------------------
 For the Three Months Ended January 31 (Millions of dollars)
 -------------------------------------------------------------------------
                                                    Navistar International
                                                  Transportation Corp. and
                                                  Consolidated Subsidiaries
                                                  -------------------------
                                                     1997            1996
                                                    ------          ------
Cash flow from operations
Net income (loss) ........................          $  (15)         $    6
Adjustments to reconcile net income (loss)
  to cash used in operations:
  Depreciation and amortization ..........              33              28
  Other, net .............................             (23)             (2)
Change in operating assets and liabilities:
  Receivables ............................             114              78
  Inventories ............................              11             (84)
  Prepaid and other current assets .......             (19)            (13)
  Accounts payable .......................            (178)           (107)
  Other liabilities ......................             (96)           (183)
                                                    ------          ------
Cash used in operations ..................            (173)           (277)
                                                    ------          ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................            (208)           (265)
Collections/sales of retail notes
   and lease receivables .................             497             521
Purchase of marketable securities ........             (14)           (166)
Sales or maturities of marketable
  securities .............................              27             143
Capital expenditures .....................             (25)            (23)
Other investment programs, net ...........             (12)             (4)
                                                    ------          ------
Cash provided by investment programs .....             265             206
                                                    ------          ------
Cash flow from financing activities
Issuance of debt .........................              79               -
Principal payments on debt ...............             (13)             (1)
Net decrease in notes and debt outstanding
  under bank revolving credit facility and
  asset-backed and other commercial paper
  programs................................            (409)           (229)
Net increase (decrease) in loan from
  Navistar International Corporation .....              91              (9)
                                                    ------          ------
Cash used in financing activities  .......            (252)           (239)
                                                    ------          ------
Cash and cash equivalents
  Decrease during the period .............            (160)           (310)
  At beginning of the year ...............             204             442
                                                    ------          ------
Cash and cash equivalents
  at end of the period ...................          $   44          $  132
                                                    ======          ======

See Notes to Financial Statements.

         <PAGE 6>

                   Navistar International Transportation Corp.
                          and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)

Note A.    Summary of Accounting Policies

     Navistar International Transportation Corp., hereafter referred to as "the company" and "Transportation" is the wholly owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company." The consolidated financial statements include the results of Transportation's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1996 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1996 amounts have been reclassified to conform with the presentation used in the 1997 financial statements.

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first three months of 1997 and 1996 were $43 million and $45 million, respectively. Pursuant to a Tax Allocation Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities.

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

Note D.  Receivables

     On January 1, 1997, Transportation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for all applicable transactions. As a result, certain 1997 balance sheet items have been reclassified. Restatement of prior periods is not permitted. The new standard did not have a material effect on Transportation's net income or financial position.

Note E.  Inventories

     Inventories are as follows:

                                 January 31     October 31     January 31
Millions of dollars                 1997           1996           1996
------------------------------------------------------------------------
Finished products ..............  $    246       $    242       $    244
Work in process ................        83             97            106
Raw materials and supplies .....       123            124            148
                                  --------       --------       --------
Total inventories ..............  $    452       $    463       $    498
                                  ========       ========       ========

         <PAGE 7>

                   Navistar International Transportation Corp.
                          and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)

Note F.  Financial Instruments

     During the first quarter of 1997, Transportation did not enter into any derivative contracts, nor were there any derivative financial instruments outstanding at January 31, 1997.

     Transportation purchases collateralized mortgage obligations (CMO's) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $41 million at January 31, 1997.

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 4 to Transportation's Annual Report on Form 10-K. During the third quarter of 1995, Transportation and Solar entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     In March 1997, the U.S. Department of Justice and Transportation approved the final consent decree in settlement of a dispute related to the Wisconsin Steel property. The agreement provides for an $11 million payment to the Economic Development Administration in settlement of various environmental related commercial issues.

     There has been no change in Transportation's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1996.

         <PAGE 8>

                   Navistar International Transportation Corp.
                          and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)

Note H.  SUPPLEMENTAL FINANCIAL INFORMATION

Navistar International Transportation Corp. (with financial services operations on an equity basis) in millions of dollars:

                                        Three Months Ended
                                            January 31
                                      ----------------------
Condensed Statement of Income           1997          1996
------------------------------------  --------      --------
Sales of manufactured products .....  $  1,240      $  1,362
Other income .......................         2            10
                                      --------      --------
     Total sales and revenues ......     1,242         1,372
                                      --------      --------
Cost of products sold ..............     1,071         1,196
Postretirement benefits ............        51            57
Engineering and research expense ...        30            29
Marketing and administrative expense        75            65
Other expenses .....................        42            43
                                      --------      --------
Total costs and expenses ...........     1,269         1,390
                                      --------      --------
Income (loss) before income taxes
  Manufacturing operations .........       (27)          (18)
  Financial services operations ....        23            27
                                      --------      --------
    Income (loss) before income taxes       (4)            9
Income tax expense .................       (11)           (3)
                                      --------      --------
Net income (loss) ..................  $    (15)     $      6
                                      ========      ========

Condensed Statement             January 31     October 31     January 31
of Financial Condition             1997           1996           1996
------------------------------- ----------     ----------     ----------
Cash, cash equivalents
  and marketable securities ...  $      8       $    174       $    217
Receivables, net ..............       191            172            149
Inventories ...................       452            463            498
Property and equipment, net ...       656            666            634
Equity in financial
  services subsidiaries .......       319            306            290
Other assets ..................       483            460            449
                                 --------       --------       --------
     Total assets .............  $  2,109       $  2,241       $  2,237
                                 --------       --------       --------
Accounts payable,
  principally trade ...........  $    664       $    772       $    758
Debt ..........................       103            115            127
Debt due Parent Company .......       975            884            913
Postretirement benefits
  liabilities .................     1,270          1,344          1,264
Other liabilities .............       643            655            689
Shareowner's equity ...........   (1,546)        (1,529)        (1,514)
                                 --------       --------       --------
     Total liabilities
       and shareowner's equity   $  2,109       $  2,241       $  2,237
                                 ========       ========       ========

         <PAGE 9>

                   Navistar International Transportation Corp.
                          and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)

Note H.  SUPPLEMENTAL FINANCIAL INFORMATION   (continued)


Navistar International Transportation Corp. (with financial services operations on an equity basis) in millions of dollars:

                                        Three Months Ended
                                            January 31
                                      ----------------------
Condensed Statement of Cash Flow        1997          1996
------------------------------------  --------      --------
Cash flow from operations
Net income (loss) ..................  $    (15)     $      6
Adjustments to reconcile net income
  (loss) to cash used in operations:
     Depreciation and amortization .         29           24
     Equity in earnings of
       nonconsolidated companies,
       net of dividends received ...        (14)          (7)
     Other, net ....................         (4)          10
Change in operating assets
  and liabilities ..................       (155)        (294)
                                       --------     --------
Cash used in operations                    (159)        (261)
                                       --------     --------
Cash flow from investment programs
Advance to Navistar
  Financial Corporation ............        (74)           -
Purchase of marketable securities ..          -         (141)
Sales or maturities of
  marketable securities ............          5          119
Capital expenditures ...............        (25)         (23)
Other investment programs, net .....          4            6
                                       --------     --------
Cash used in investment programs....        (90)         (39)
                                       --------     --------
Cash flow from financing activities          87          (10)
                                       --------     --------
Cash and cash equivalents
Decrease during the period .........       (162)        (310)
At beginning of the year ...........        170          418
                                       --------     --------
Cash and cash equivalents
  at end of the period .............   $      8     $    108
                                       ========     ========

         <PAGE 10>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Reform Act, which involve risks and uncertainties. Navistar International Transportation Corp.'s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Environment."

     Transportation reported a net loss of $15 million for the first quarter ended January 31, 1997 reflecting lower sales and revenues. Net income was $6 million for the same period last year.

     Transportation's manufacturing operations reported a loss before income taxes of $27 million compared with a pretax loss of $18 million in the first quarter of 1996 reflecting a decline in demand for trucks.

     The financial services operations' pretax income for the first three months of 1997 was $23 million, a decline from the $27 million reported in 1996. Navistar Financial Corporation's (NFC) income before income taxes was $22 million for the first quarter of 1997 compared with $27 million in 1996. The change is a result of lower gains on sales of retail receivables and a lower volume of wholesale financing. During the first quarter of 1997, sales of receivables totaled $487 million with a gain of $7 million compared with $525 million sold a year ago with a gain of $12 million.

Sales and Revenues. First quarter 1997 industry retail sales of Class 5 through 8 trucks totaled 71,600 units, a decrease of 11% from 1996. Class 8 heavy truck sales of 42,600 units during the first quarter of 1997 were 12% lower than the 1996 level of 48,600 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, declined 10% to 29,000 units. Industry sales of school buses, which accounted for 19% of the medium truck market decreased 18%.

     Sales and revenues for the first quarter of 1997 totaled $1,289 million, 10% lower than the $1,427 million reported for the comparable quarter in 1996. Sales of trucks, mid-range diesel engines and service parts for the first quarter of 1997 totaled $1,240 million compared with $1,362 million reported for the same period in 1996.

     Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 26.6% market share for the first quarter of 1997, an increase from the 25.1% market share reported in 1996. (Sources: American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R. L. Polk & Company.)

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during the first quarter of 1997 totaled 41,000 units, an 8% increase from the same period of 1996. Higher shipments to a domestic automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $186 million in the first quarter of 1997 increased 5% from the prior year's level.

     Finance and insurance revenue was $45 million compared with $55 million in the first quarter of 1996 primarily as a result of a decline in wholesale note revenue.

Costs and expenses. Manufacturing gross margin was 13.6% of sales for the first quarter of 1997 compared with 12.2% for the same period in 1996. The increase in gross margin reflects improved operating performance and pricing.

         <PAGE 11>

     Marketing and administrative expense increased to $83 million in 1997 from $73 million in the first quarter of 1996 reflecting investment in the implementation of Transportation's strategy to reduce costs and complexity in its manufacturing processes.

Liquidity and Capital Resources

     Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to Transportation's dealers and retail customers by the financial services operations.

     Historically, funds to finance Transportation's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made bank borrowings and sales of finance receivables the most economic sources of cash. Insurance operations are funded through internal operations.

     Total cash, cash equivalents and marketable securities of Transportation amounted to $177 million at January 31, 1997, $348 million at October 31, 1996 and $384 million at January 31, 1996.

     Cash used in operations during the first quarter of 1997 totaled $173 million, primarily from a net change in operating assets and liabilities of $168 million. The net change in operating assets and liabilities includes a $114 million decrease in receivables offset by a reduction in accounts payable of $178 million resulting from lower production. Other liabilities declined by $96 million reflecting a $105 million pension payment.

     Investment programs provided $265 million in cash reflecting a net decrease in retail notes and lease receivables as collections and sales of receivables exceeded purchases by $289 million. Other investment activities used $25 million to fund capital expenditures for truck product improvements, to increase mid-range diesel engine capacity and for programs to improve cost performance.

     Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $409 million offset by a $170 million increase in debt and in loans from the Parent Company.

     Receivable sales were a significant source of funding in 1997 and 1996. During the first quarter of 1997 and of 1996, NFC sold $487 million and $525 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At January 31, 1997, the remaining shelf registration available to NFRRC was $1,973 million.

     NFC also utilizes a $500 million revolving wholesale note sales trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The sales trusts are comprised of three $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004. As of January 31, 1997, $72 million of the tranche maturing in 1997 has been paid and the remaining $28 million will amortize over the next few months. The ongoing commitment will then be $400 million.

     At January 31, 1997, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $704 million, of which $142 million was used to back short-term debt at January 31, 1997. The remaining $562 million, when combined with unrestricted cash and cash equivalents made $574 million available to fund the general business purposes of NFC at January 31, 1997.

     Transportation had outstanding capital commitments of $24 million at January 31, 1997, which consist of truck and engine development and ongoing facility maintenance programs. In November 1996, Transportation announced plans to spend $167 million, over the next two years, to construct a new truck assembly facility in Mexico.

         <PAGE 12>

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

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Although the general economy remains stable, demand for new trucks continues to decline. As a result, the Class 5 through 8 truck market experienced a significant decline in the rate of new truck orders in the first quarter of 1997 compared with the same period of 1996. The decline in the number of new orders has reduced Transportation's order backlog to 29,100 units at January 31, 1997 from 34,600 units at January 31, 1996. Accordingly, retail deliveries during the remainder of 1997 will be highly dependent on the rate at which new truck orders are received. Transportation will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     Transportation currently projects 1997 United States and Canadian Class 8 heavy truck demand to be 170,000 units, a 13% decrease from 1996. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 112,000 units, unchanged from 1996. Demand for school buses is expected to decline slightly in 1997 to 31,500 units. Mid-range diesel engine shipments by Transportation to original equipment manufacturers in 1997 are expected to be 176,500 units, 8% higher than in 1996. Transportation's service parts sales are projected to grow 6% to $809 million.

         <PAGE 13>

                   Navistar International Transportation Corp.
                          and Consolidated Subsidiaries
                   Notes to Financial Statements  (Unaudited)


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal
         Proceedings" in Transportation's definitive Form 10-K dated January 22, 1997, Commission File No. 1-5236.


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K were filed for the three months ended January 31, 1997.

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



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
-------------------------------------------
               (Registrant)





/s/  J. Steven Keate
----------------------------------
     J. Steven Keate
     Vice President and Controller
     (Principal Accounting Officer)


March 14, 1997