Form 10-Q
period 1997-04-30
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-06-16
CIK 51296

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-Q


   ( X )   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                   OR

  (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number 1-5236

               NAVISTAR  INTERNATIONAL  TRANSPORTATION  CORP.
               ----------------------------------------------
          (Exact name of  registrant as specified in its charter)

                 Delaware                           36-1264810
    -------------------------------             ------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois         60611
--------------------------------------------------       ----------
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 9, 1997, the number of shares outstanding of the registrant's Common Stock was 1,000.


THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF NAVISTAR
INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS
THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         <PAGE 2>




                    NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                         AND CONSOLIDATED SUBSIDIARIES
                          --------------------------


                                    INDEX
                                    -----

                                                             Page
                                                           Reference
                                                           ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

    Statement of Income --
      Six Months Ended April 30, 1997 and 1996 ............      3

  Statement of Financial Condition --
    April 30, 1997, October 31, 1996 and April 30, 1996 ...      4

  Statement of Cash Flow --
    Six Months Ended April 30, 1997 and 1996 ..............      5

  Notes to Financial Statements ...........................      6

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition     12


Part II. Other Information:

  Item 1.  Legal Proceedings ..............................     17

  Item 6.  Exhibits and Reports on Form 8-K ...............     17

  Signature ...............................................     18

         <PAGE 3>
                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------
                        Navistar International Transportation Corp.
                               and Consolidated Subsidiaries
                        -------------------------------------------
                        Three Months Ended         Six Months Ended
                             April 30                  April 30
                        ------------------         ----------------
                          1997      1996            1997      1996
                        -------    ------          ------    ------
Sales and revenues
Sales of
  manufactured
  products ...........   $1,493    $1,423          $2,733    $2,785
Finance and
  insurance revenue ..       43        46              88       101
Other income .........        7         5              11        15
                         ------    ------          ------    ------
  Total sales
    and revenues .....    1,543     1,474           2,832     2,901
                         ------    ------          ------    ------
Costs and expenses
Cost of products
  and services sold ..    1,292     1,231           2,368     2,430
Postretirement
  benefits ...........       57        54             108       111
Engineering and
  research expense ...       32        34              62        63
Marketing and
  administrative
  expense ............       87        75             170       148
Interest expense .....       41        44              79        83
Financing charges
  on sold receivables.        5         7              12        16
Insurance claims
  and underwriting
  expense ............        9        14              17        26
                         ------    ------          ------    ------
  Total costs
    and expenses .....    1,523     1,459           2,816     2,877
                         ------    ------          ------    ------
    Income before
      income taxes ...       20        15              16        24
    Income tax expense        4        17              15        20
                         ------    ------          ------    ------
Net income (loss) ....   $   16    $   (2)         $    1    $    4
                         ======    ======          ======    ======

See Notes to Financial Statements.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------
                       Navistar International Transportation Corp.
                              and Consolidated Subsidiaries
                       ---------------------------------------------
                      April 30         October 31        April 30
                        1997              1996             1996
                     ----------        ----------       ----------
ASSETS
-------------------
Cash and
  cash equivalents.    $   40            $  204           $  161
Marketable
  securities ......       132               144              136
                       ------            ------           ------
                          172               348              297
Receivables, net ..     1,614             1,646            1,796
Inventories .......       473               463              600
Property, net of
  accumulated
  depreciation and
  amortization of
  $869, $842 and
  $803 .............      748               770              703
Investments and
  other assets .....      331               211              233
Intangible pension
  assets ...........      267               314              284
                       ------            ------           ------
Total assets .......   $3,605            $3,752           $3,913
                       ======            ======           ======
LIABILITIES AND
  SHAREOWNER'S EQUITY
---------------------
Liabilities
Accounts payable,
  principally trade .  $  907            $  820           $  870
Debt due Parent
  Company ...........     881               884              904
  Debt:
    Manufacturing
      operations ....     109               115              125
    Financial services
      operations ....   1,213             1,305            1,379
Postretirement
  benefits
  liability .........   1,200             1,351            1,300
Other liabilities ...     801               806              854
                       ------            ------           ------
    Total liabilities   5,111             5,281            5,432
                       ------            ------           ------
Commitments
  and contingencies

Shareowner's equity
Capital Stock
  (1,000 shares
   issued) ..........     786               786              786
Retained earnings
  (deficit) .........  (2,292)           (2,315)          (2,305)
                       ------            ------           ------
    Total shareowner's
      equity ........  (1,506)           (1,529)          (1,519)
                       ------            ------           ------
Total liabilities
  and shareowner's
  equity ............  $3,605            $3,752           $3,913
                       ======            ======           ======

See Notes to Financial Statements.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 ------------------------------------------------------------------
 For the Six Months Ended April 30 (Millions of dollars)
 ------------------------------------------------------------------
                                           Navistar International
                                          Transportation Corp. and
                                          Consolidated Subsidiaries
                                          -------------------------
                                            1997            1996
                                           ------          ------
Cash flow from operations
Net income ............................    $    1          $    4
Adjustments to reconcile net income
  to cash used in operations:
  Depreciation and amortization .......        60              55
  Other, net ..........................       (16)              -
Change in operating assets
  and liabilities:
    Receivables .......................       (69)             49
    Inventories .......................       (18)           (184)
    Prepaid and other current assets ..        (5)            (23)
    Accounts payable ..................        93             (59)
    Other liabilities .................      (127)           (143)
                                           ------          ------
Cash used in operations ...............       (81)           (301)
                                           ------          ------
Cash flow from investment programs
Purchase of retail notes
  and lease receivables ...............      (445)           (576)
Collections/sales of retail notes
   and lease receivables ..............       518             561
Purchase of marketable securities .....       (53)           (194)
Sales or maturities of
  marketable securities ...............        66             283
Capital expenditures ..................       (58)            (55)
Other investment programs, net ........       (11)            (14)
                                           ------          ------
Cash provided by investment programs .         17               5
                                           ------          ------

Cash flow from financing activities
Issuance of debt .....................        79               -
Principal payments on debt ...........       (18)             (8)
Net increase (decrease) in notes
  and debt outstanding under bank
  revolving credit facility and
  asset-backed and other commercial
  paper programs .....................      (158)             42
Net decrease in loan from
  Navistar International Corporation .        (3)            (19)
                                          ------          ------
Cash provided by (used in)
  financing activities ...............      (100)             15
                                          ------          ------
Cash and cash equivalents
  Decrease during the period .........      (164)           (281)
  At beginning of the year ...........       204             442
                                          ------          ------
Cash and cash equivalents
  at end of the period ...............    $   40          $  161
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

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first six months of 1997 and 1996 were $79 million and $82 million, respectively.

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

Note E.  Inventories

     Inventories are as follows:

                            April 30       October 31       April 30
Millions of dollars           1997            1996            1996
--------------------------------------------------------------------
Finished products ........  $   238          $   242        $   295
Work in process ..........      101               97            148
Raw materials and supplies      134              124            157
                            -------          -------        -------
Total inventories ........  $   473          $   463        $   600
                            =======          =======        =======

Note F.  Financial Instruments

     During March through April 1997, Navistar Financial Corporation
(NFC) entered into $500 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999 related to NFC's May 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale. The loss, which was not material, was deferred at April 30, 1997, and included in the gain on the sale of $500 million of retail notes in May 1997.

     In April 1997, NFC entered into a $100 million forward interest rate lock agreement on a U.S. Treasury security maturing in 2002 related to NFC's May 1997 subordinated debt issue. The hedge agreement was closed in conjunction with the pricing of the subordinated debt, and the loss, which was not material, will be amortized over the life of the subordinated debt.

     In May 1997, NFC entered into a $50 million forward starting swap agreement on a U.S. Treasury security maturing in 1999 related to NFC's anticipated November 1997 sale of retail receivables. This swap agreement starts on October 31, 1997 and NFC intends to sell this position in October 1997 on the pricing date of the sale. The gain or loss which will result from the swap transaction will be included in the gain or loss recognized on the sale of receivables.

         <PAGE 8>

              Navistar International Transportation Corp.
                     and Consolidated Subsidiaries

              Notes to Financial Statements  (Unaudited)

Note F.  Financial Instruments (continued)

     During May 1997, NFC sold $100 million of Senior Subordinated Notes due 2002. NFC used the net proceeds to repurchase $6 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the Bank Revolving Credit Facility.

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 4 to Transportation's Annual Report on Form 10-K.

     In March 1997, the U.S. Department of Justice and Transportation approved the final consent decree in settlement of a dispute related to the Wisconsin Steel property. In June 1997, Transportation paid $11 million to the Economic Development Administration in settlement of various commercial issues and past environmental costs which is consistent with the estimate of anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1996.

         <PAGE 9>

              Navistar International Transportation Corp.
                     and Consolidated Subsidiaries

              Notes to Financial Statements  (Unaudited)

Note H.  SUPPLEMENTAL FINANCIAL INFORMATION


Navistar International Transportation Corp.
(with financial services operations on an equity basis) in millions of dollars:

                  Three Months Ended             Six Months Ended
                       April 30                      April 30
                --------------------          ---------------------
Condensed
Statement
of Income         1997          1996            1997          1996
                --------     --------         --------     ---------

Sales of
  manufactured
  products ...  $  1,493     $  1,423         $  2,733      $  2,785
Other income .         7            2                9            12
                --------     --------         --------      --------
Total sales
  and revenues     1,500        1,425            2,742         2,797
                --------     --------         --------      --------

Cost of
  products
  sold .......     1,287        1,229            2,358         2,425
Postretirement
  benefits ...        57           54              108           111
Engineering and
  research
  expense ....        32           34               62            63
Marketing and
  administrative
  expense ....        79           67              154           132
Other expenses        41           42               83            85
                --------     --------         --------      --------
Total costs
  and expenses.    1,496        1,426            2,765         2,816
                --------     --------         --------      --------
Income (loss)
  before income
  taxes
    Manufacturing
     operations        4           (1)            (23)          (19)
    Financial
     services
     operations       16            16              39            43
                --------     --------         --------      --------
      Income
      before
      income
      taxes ..        20            15              16            24
Income tax
  expense ....         4            17              15            20
                --------     --------         --------      --------
Net income
  (loss) .....  $     16     $     (2)        $      1      $      4
                ========     ========         ========      ========

         <PAGE 10>

                 Navistar International Transportation Corp.
                        and Consolidated Subsidiaries

                 Notes to Financial Statements  (Unaudited)

Note H.  SUPPLEMENTAL FINANCIAL INFORMATION


Navistar International Transportation Corp.
(with financial services operations on an equity basis) in millions of dollars:


Condensed
Statement of
Financial Condition
                        April 30       October 31       April 30
                          1997            1996            1996
----------------------------------------------------------------
Cash, cash equivalents
  and marketable
  securities .........  $     12        $    174        $    135
Receivables, net .....       260             172             169
Inventories ..........       473             463             600
Property and
  equipment, net .....       637             666             647
Equity in financial
  services
  subsidiaries .......       306             306             297
Other assets .........       515             460             462
                        --------        --------        --------
     Total assets ....  $  2,203        $  2,241        $  2,310
                        --------        --------        --------

Accounts payable,
  principally trade ..  $    862        $    772        $    806
Debt .................       109             115             125
Debt due Parent Company      881             884             904
Postretirement benefits
  liabilities ........     1,192           1,344           1,293
Other liabilities ....       665             655             701
Shareowner's equity ..    (1,506)         (1,529)         (1,519)
                        --------        --------        --------
     Total liabilities
       and shareowner's
       equity .......   $  2,203        $  2,241        $  2,310
                        ========        ========        ========

         <PAGE 11>

                 Navistar International Transportation Corp.
                        and Consolidated Subsidiaries

                 Notes to Financial Statements  (Unaudited)

Note H.  SUPPLEMENTAL FINANCIAL INFORMATION


Navistar International Transportation Corp.
(with financial services operations on an equity basis) in millions of dollars:

                                                Six Months Ended
                                                     April 30
                                                ----------------
Condensed Statement of Cash Flow                 1997      1996
                                                ------    ------
Cash flow from operations
Net income ...........................          $    1    $    4
Adjustments to reconcile net income
  to cash used in operations:
     Depreciation and amortization ...              49        47
     Equity in earnings of
       nonconsolidated companies,
       net of dividends received .....               6       (17)
     Other, net ......................              (6)        8
Change in operating assets
  and liabilities ....................             (51)     (305)
                                                ------    ------

Cash used in operations ..............              (1)     (263)

Cash flow from investment programs
Advance to Navistar Financial
  Corporation ........................             (98)      (29)
Purchase of marketable securities ....               -      (148)
Sales or maturities of
  marketable securities ..............               5       233
Capital expenditures .................             (58)      (55)
Other investment programs, net .......               4         5
                                                ------    ------
Cash provided by (used in)
  investment programs ................            (147)        6
                                                ------    ------

Cash flow from financing activities ..             (10)      (27)

Cash and cash equivalents
Decrease during the period ...........            (158)     (284)
At beginning of the year .............             170       418
                                                 ------    ------
Cash and cash equivalents
  at end of the period ...............           $   12    $  134
                                                 ======    ======

         <PAGE 12>

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Reform Act, which involve risks and uncertainties. Navistar International Transportation Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Environment."

     Second Quarter Ended April 30, 1997
     -----------------------------------

     Transportation reported net income of $16 million for the second quarter ended April 30, 1997, compared with a net loss of $2 million for the comparable quarter last year.

     Transportation's manufacturing operations reported income before income taxes of $4 million compared with a pretax loss of $1 million in the second quarter of 1996 reflecting continued strong demand for mid-range diesel engines. The financial services operations' pretax income for the second quarter of 1997 was $16 million, unchanged from the same period in 1996.

Sales and Revenues. Second quarter 1997 industry retail sales of Class 5 through 8 trucks totaled 86,800 units, equal to the number of units sold during this period in 1996. Class 8 heavy truck sales of 48,500 units during the second quarter of 1997 were two percent lower than the 1996 level of 49,700 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased three percent to 38,300 units. Industry sales of school buses, which accounted for 18 percent of the medium truck market, decreased four percent.

     Sales and revenues for the second quarter of 1997 totaled $1,543 million, five percent higher than the $1,474 million reported for the comparable quarter in 1996. Sales of trucks, mid-range diesel engines and service parts for the second quarter of 1997 totaled $1,493 million compared with $1,423 million reported for the same period in 1996.

     Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 27.1 percent market share for the second quarter of 1997, a slight decrease from the market share reported in 1996. (Sources:
American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.)

         <PAGE 13>

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during the second quarter of 1997 totaled 48,300 units, a 19 percent increase from the same period of 1996. Higher shipments to a domestic automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $203 million in the second quarter of 1997 increased four percent from the prior year's level.

     Finance and insurance revenue was $43 million in the second quarter of 1997 slightly lower than in 1996 primarily as a result of a decline in wholesale note revenue.

Costs and expenses. Manufacturing gross margin was 13.8 percent of sales for the second quarter of 1997 compared with 13.7 percent for the same period in 1996. Consolidated marketing and administrative expense increased to $87 million in 1997 from $75 million in the second quarter of 1996 reflecting investment in the implementation of the company's strategy to reduce costs and complexity in its manufacturing processes.

     Six Months Ended April 30, 1997
     -------------------------------

     Pretax income for the first six months of 1997 was $16 million compared with $24 million reported for the same period of 1996. Transportation's manufacturing operations reported a loss before income taxes of $23 million during this period, compared to a pretax loss of $19 million reported for the first six months of 1996. The financial services operations' pretax income for the first six months of 1997 was $39 million, a decline from the $43 million reported in 1996. This change is a result of lower income on sales of retail receivables and a lower volume of wholesale financing.

     Manufacturing operations' sales and revenues during this period totaled $2,742 million, slightly lower than in 1996. During the first six months of 1997, sales of trucks declined six percent while sales of diesel engines to original equipment manufacturers increased ten percent. Service parts sales were five percent higher than in the same period of 1996. Finance and insurance revenue was $88 million during the first two quarters of 1997 compared with $101 million in 1996.

     Industry retail sales of Class 5 through 8 trucks during the first six months of 1997 totaled 159,000 units, a decrease from the 167,600 units sold during this period in 1996. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first two quarters of the year with a
26.8 percent market share, an increase over the 26.2 percent market share reported for the same period last year.

         <PAGE 14>

     Manufacturing gross margin for the first six months of 1997 was
13.7 percent compared with 13.0 percent in 1996. The increase in gross margin reflects improved operating performance and pricing. Consolidated marketing and administrative expense was $170 million during this period compared with $148 million during the first two quarters of 1996. The factors which influenced this expense during the second quarter of 1997 were also responsible for the change during the first half of the year.

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

     Total cash, cash equivalents and marketable securities of the company amounted to $172 million at April 30, 1997, $348 million at October 31, 1996 and $297 million at April 30, 1996.

     Cash used in operations during the first six months of 1997 totaled $81 million primarily from a net change in operating assets and liabilities of $126 million offset by $44 million of other noncash items, principally depreciation. The net change in operating assets and liabilities includes a $93 million increase in accounts payable offset by a slight increase in inventory, a $69 million increase in receivables and a $127 million decline in other liabilities. The change in other liabilities includes the company's contribution of $109 million to its hourly and salaried pension plans in the second quarter. This contribution is in addition to the $105 million that the company contributed in the first quarter of 1997.

     Investment programs provided $17 million in cash reflecting a net decrease in marketable securities of $13 million and a net decrease in retail notes and lease receivables of $73 million. In addition, $58 million was used to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity, and for truck product improvements.

     Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $158 million offset by a $79 million increase in debt.

         <PAGE 15>

     Receivable sales were a significant source of funding in 1997 and 1996. During the first six months of 1997 and of 1996, NFC sold $487 million and $525 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At April 30, 1997, the remaining shelf registration available to NFRRC was $1,973 million.

     During March through April 1997, NFC entered into $500 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999 related to the May 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale.

     During May 1997, NFC sold $500 million of retail notes, realizing net proceeds of $499 million which were used for general working capital purposes. A gain of approximately $6 million was recognized on the sale.

     In May 1997, NFC entered into a $50 million forward starting swap agreement on a U.S. Treasury security maturing in 1999 related to the anticipated November 1997 sale of retail receivables. This swap agreement starts on October 31, 1997 and NFC intends to sell this position in October 1997 on the pricing date of the sale.

     NFC also utilizes a $400 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is comprised of two $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004.

     At April 30, 1997, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $440 million, of which $145 million was used to back short-term debt at April 30, 1997. The remaining $295 million, when combined with unrestricted cash and cash equivalents made $298 million available to fund the general business purposes of NFC at April 30, 1997.

     In April 1997, NFC entered into a $100 million forward interest rate lock agreement on a U.S. Treasury security maturing in 2002 related to the May 1997 subordinated debt issue. The hedge agreement was closed in conjunction with the pricing of the subordinated debt.

     During May 1997, the NFC sold $100 million of Senior
Subordinated Notes due 2002. NFC used the net proceeds to repurchase $6.0 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the Bank Revolving Credit Facility.

         <PAGE 16>

     Transportation had outstanding capital commitments of $128 million at April 30, 1997, which consist of truck and engine development, ongoing facility maintenance programs and construction of a plant in Mexico. In November 1996, Transportation announced plans to spend $167 million, over the next two years, to construct this new truck assembly facility in Mexico.

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

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Although the general economy remains stable, demand for new trucks in 1997 is anticipated to be lower than in 1996. An improvement in the number of new orders has increased Transportation's order backlog to 34,900 units at April 30, 1997 from 26,700 units at April 30, 1996. Retail deliveries during the remainder of 1997 continue to be highly dependent on the rate at which new truck orders are received. Transportation will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     Transportation currently projects 1997 United States and Canadian Class 8 heavy truck demand to be 180,000 units, an eight percent decrease from 1996. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 112,000 units, a slight decrease from 1996. Demand for school buses is expected to decline slightly in 1997 to 31,500 units. Mid-range diesel engine shipments by Transportation to original equipment manufacturers in 1997 are expected to be 178,100 units, nine percent higher than in 1996. Transportation's service parts sales are projected to grow eight percent to $817 million.

         <PAGE 17>

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

 Item 6.  Exhibits and Reports on Form 8-K

          No reports on Form 8-K were filed for the three months ended April 30, 1997.

         <PAGE 18>


                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
-------------------------------------------
               (Registrant)






/s/     J. Steven Keate
-------------------------------------
        J. Steven Keate
       Vice President and Controller
       (Principal Accounting Officer)


June 13, 1997