Form 10-K/A
period 1996-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-06-20
CIK 51296

<PAGE 1>

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-K/A

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


                              AMENDMENT NO. 1


     The undersigned registrant hereby amends the following exhibits of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K

           Exhibits, including those Incorporated by Reference
           ---------------------------------------------------

           Exhibit 28.2 -   Annual Report on Form 11-K - Navistar
                            International Transportation Corp.
                            401(k) Plan For Represented Employees



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                         Navistar International Transportation Corp.
                         -------------------------------------------
                                         (Registrant)



                        /s/  J. Steven Keate
                        -----------------------------------
                             J. Steven Keate
                             Vice President and Controller
                             (Principal Accounting Officer)


                             June 20, 1997

         <PAGE 2>

Item 14.    Exhibits, Financial Statements, Schedule and Reports on
            Form 8-K

            Exhibits, including those Incorporated by Reference
            ---------------------------------------------------


            Exhibit 28.2 By this Form 10-K/A the Registrant files its Annual Report on Form 11-K - Navistar International Transportation Corp. 401(k) Plan for Represented Employees. The full text of the report is included in this Form 10-K/A.

         <PAGE 3>

                                                          Exhibit 28.2



                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



                    ------------------------------------

                                 FORM 11-K
                               ANNUAL REPORT

                   --------------------------------------




                        PURSUANT TO SECTION 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                For the Fiscal Year Ended December 31, 1996
                Navistar International Transportation Corp.
                  401(k) Plan for Represented Employees



                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                -------------------------------------------
     The principal executive offices of Navistar International
Transportation Corp. are located at 455 North Cityfront Plaza Drive, Chicago, Illinois 60611.


                            REQUIRED INFORMATION


     Navistar International Transportation Corp. 401(K) Plan for Represented Employees ("Plan") is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Therefore, in lieu of the requirements of Items 1-3 of Form 11-K, the financial statements and schedules of the Plan as of December 31, 1996 and 1995, and for the year ended December 31, 1996, which have been prepared in accordance with the financial reporting requirements of ERISA, are attached hereto as Appendix 1 and incorporated herein by this reference.

         <PAGE 4>

                                                       APPENDIX 1


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------


TABLE OF CONTENTS                                               Page
-----------------                                               ----

INDEPENDENT AUDITORS' REPORT                                      5

FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
AND FOR THE YEAR ENDED DECEMBER 31, 1996:
   Statements of Net Assets Available for Benefits                6
   Statement of Changes in Net Assets Available for Benefits      7
   Notes to Financial Statements                                  8


SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1996 AND
FOR THE YEAR THEN ENDED:
   Schedule of Assets Held for Investment Purposes
     - Item 27(a) (Schedule I)                                   13
   Schedule of Reportable Transactions - Item 27(d)
       (Schedule II)                                             14


All other schedules are omitted because of the absence of the conditions under which they are required.




-------------------------------------------------------------------

         <PAGE 5>


INDEPENDENT AUDITORS' REPORT

Navistar International Transportation Corp:

We have audited the accompanying financial statements of the Navistar International Transportation Corp. 401(k) Plan for Represented Employees (the "Plan") as of December 31, 1996 and 1995, and the related statement of changes in net assets available for benefits for the year ended December 31, 1996, listed in the table of contents. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1996 and 1995 and the changes in net assets available for benefits for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules listed in the table of contents are presented for the purpose of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. These schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.


DELOITTE & TOUCHE LLP
May 23, 1997
Chicago, Illinois

         <PAGE 6>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
AS OF DECEMBER 31, 1996 AND 1995
-----------------------------------------------

ASSETS                                         1996            1995
                                               ----            ----

INVESTMENTS:
American Express Trust Collective
  Income Fund II - at market value
  (1996 - 720,933 shares,
  cost $10,890,460 and 1995
  - 609,530 shares, cost $8,972,202)        $11,827,346      $ 9,427,627
American Express Trust Equity
  Index Fund - at market value
  (1996 - 396,039 shares, cost
  $6,151,332 and 1995 - 247,428 shares,
  cost $3,345,232)                           8,121,170         4,134,515
IDS Selective Fund (Y)
  - at market value
  (1996 - 925,704  shares,
  cost $8,514,423 and 1995
  - 759,773 shares, cost $6,973,207)         8,427,605         7,297,621
IDS New Dimensions Fund (Y)
  - at market value
  (1996 - 1,450,200 shares,
  cost $23,275,560 and 1995
  - 1,063,315 shares,
  cost $15,263,137)                         30,030,733        18,364,511
Templeton Foreign Fund
  - at market value
  (1996 - 437,258 shares,
  cost $4,173,440 and
  1995 - 246,224 shares,
  cost $2,291,694)                           4,529,995         2,260,334
Participant loans                            2,191,204         1,264,996
                                           -----------       -----------
    Total investments                       65,128,053        42,749,604

RECEIVABLES:
Participant pre-tax contributions              310,963           978,399
Accrued dividend income                              -           817,171
                                           -----------       -----------
    Total receivables                          310,963         1,795,570
                                           -----------       -----------

NET ASSETS AVAILABLE FOR BENEFITS          $65,439,016       $44,545,174
                                           ===========       ===========

See notes to financial statements.

_________________________________________________________________________

         <PAGE 7>


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------


STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------

                                                              1996
                                                              ----
ADDITIONS TO NET ASSETS:
Investment income:
   Net realized/unrealized appreciation
     in fair value of investments                         $ 6,271,060
   Interest and dividend income                             2,108,663
                                                          -----------
     Total investment income                                8,379,723
                                                          -----------

Participant pre-tax contributions                          15,564,909
Rollovers from other qualified plans                          149,755
                                                          -----------

    Total additions to net assets                          24,094,387
                                                          -----------

DEDUCTIONS FROM NET ASSETS:
  Benefits paid to participants                             2,435,798
  Transfers to other qualified plan                           764,687
  Other - net                                                      60
                                                          -----------
    Total deductions from net assets                        3,200,545
                                                          -----------

  Net increase                                             20,893,842
                                                          -----------

NET ASSETS AVAILABLE FOR BENEFITS:
  BEGINNING OF YEAR                                        44,545,174
                                                          -----------

  END OF YEAR                                             $65,439,016
                                                          ===========

See notes to financial statements.

---------------------------------------------------------------------

         <PAGE 8>


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------


NOTES TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------

 1.  DESCRIPTION OF THE PLAN

     The following description of the Navistar International
     Transportation Corp. 401(k) Plan for Represented Employees (the "Plan") provides only general information. Participants should refer to the Plan document for a complete description of the Plan's provisions.

     General - The Plan is sponsored by Navistar International Transportation Corp. (the "Company") to provide savings and retirement benefits for certain eligible represented employees of the Company and of certain of its affiliates participating under the Plan. The Plan is offered to eligible Company employees who are represented by a labor organization under a collective bargaining agreement who have met certain seniority or service requirements under the terms of their respective bargaining agreements. The Plan was established October 1, 1991.

     Effective January 1, 1995, IDS Trust has been renamed American Express Trust, and the IDS Trust Collective Income Fund II and the IDS Trust Equity Index Fund have been renamed American Express Trust Collective Income Fund II and American Express Trust Equity Index Fund, respectively. The IDS Selective Fund (Y) and the IDS New Dimensions Fund (Y) names remain unchanged.

     The Trustee, American Express Trust, is authorized to hold and invest the assets of the Plan in accordance with the provisions of the Trust Agreement between the Company and the Trustee. Administrative expenses are paid by the Company.

     Contributions - Contributions may be made to the Plan only on a pre-tax basis. Pre-tax salary reduction contributions to the Plan are subject to annual maximum limits equal to the lesser of 18 percent of a participant's annual compensation or a prescribed dollar amount, indexed for inflation ($9,500 for 1996). Subject to Company approval, certain eligible employees are allowed to make rollover contributions to the Plan, if such contributions satisfy applicable regulations. Such employees are not required to be participants for any other purpose than their rollover account; however, no pre-tax salary reduction contributions may be made until such time as such employee would otherwise become eligible to and does elect participation in the Plan. Participant salary reduction contributions and rollover contributions are fully vested immediately.

     Investment Options - Participants may direct the investment of their account assets as follows:

     - American Express Trust Collective Income Fund II is a diversified pool of investment contracts varying in maturity date, size and yield and short-term cash instruments;

     - American Express Trust Equity Index Fund is a collective investment fund which invests primarily in nearly all of the same stocks as are in the Standard & Poor's 500 stock index;

         <PAGE 9>

     - IDS Selective Fund (Y) is a mutual fund which invests primarily in investment grade corporate bonds, government bonds, and other debt securities;

     - IDS New Dimensions Fund (Y) is a mutual fund which invests primarily in ordinary common stocks of United States companies;

     - Templeton Foreign Fund is a specialty growth fund which invests primarily in common stocks and other securities of companies and governments outside the United States.

     Participant Accounts - Contributions and assets allocated to a specific investment fund are commingled with those of other participants and are invested in accordance with the nature of the specific fund. Realized and unrealized appreciation and depreciation, dividends and interest are allocated to participants based on their proportionate share of the funds. Fund managers' fees are charged to participants' accounts as a reduction of the return earned on each investment option.

     Loans to Participants - Participants may borrow from their fund accounts a minimum of $1,000 up to the lesser of 50% of their total account balance or $50,000. Loan transactions are treated as a transfer between the investment fund and the loan fund. Loan terms range from 1 to 5 years, with the exception of loans made for the purchase of a principal residence, which must be repaid in installments over a period of up to 10 years. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan Administrator.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The financial statements of the Plan are presented on the accrual basis of accounting. All investments are presented at published market values. The loans to participants are valued at cost, which approximates market value. Security transactions are accounted for on the trade date. Dividends are recorded on the ex-dividend date.

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

     Participant Withdrawals - As of December 31, 1996 and 1995, there were no benefits which were due to former participants who have withdrawn from participation in the Plan. Benefits are recorded when paid.

3.   TAX STATUS OF THE PLAN

     The Internal Revenue Service has issued a favorable determination letter, dated April, 1996, that the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Code and, thus, the Plan and related trust are exempt from federal income taxes under
     Section 501(a) of the Code as of the financial statement date.

         <PAGE 10>

 4.   VOLUNTARY WITHDRAWAL

      Participants may request either an in-service or hardship withdrawal of certain of their account assets. Participants may only withdraw authorized pre-tax salary reduction contributions after attaining age 59-1/2, or on a hardship basis prior to attaining age 59-1/2.

 5.  TERMINATION OF EMPLOYMENT

     A participant's vested account is distributable at the time a participant separates from service with the Company, suffers a total and permanent disability, or dies. When the participant terminates employment, the account will be distributed if the asset value is $3,500 or less. If the asset value is more than $3,500, the participant has the option of receiving the account upon separation or deferring receipt until no later than when the participant becomes age 65. Accounts are distributed in a single sum.

6.   AMENDMENT OR TERMINATION OF THE PLAN

     Although the Company expects to continue the Plan indefinitely, the Company, at its discretion, reserves the right to amend, modify, suspend, or terminate the Plan, provided that no such action shall deprive any person of any rights to contributions made under the Plan. If the Plan is terminated, the interest of each participant in the funds will be distributed to such participant or his or her beneficiary at the time prescribed by the Plan terms and the Code.

7.   INVESTMENTS EXCEEDING 5 PERCENT OF NET ASSETS
     AVAILABLE FOR BENEFITS

     The Plan's investments which exceeded 5 percent of net assets available for benefits as of December 31, 1996 and 1995 are as follows:
                                          1996             1995
                                          ----             ----

American Express Trust Collective
  Income Fund II                       $11,827,346      $ 9,427,627
American Express Trust Equity
  Index Fund                             8,121,170        4,134,515
IDS Selective Fund (Y)                   8,427,605        7,297,621
IDS New Dimensions Fund (Y)             30,030,733       18,364,511
Templeton Foreign Fund                   4,529,995        2,260,334

         <PAGE 11>

8.   BY FUND INFORMATION

     Investment income, participant contributions, benefits paid to participants by separate investment fund are as follows for the year ended December 31, 1996:

                                                               1996
                                                               ----
       Net realized/unrealized appreciation
         (depreciation) in fair value of investments:
         American Express Trust Collective Income Fund II  $   634,835
         American Express Trust Equity Index Fund            1,331,540
         IDS Selective Fund (Y)                               (423,997)
         IDS New Dimensions Fund (Y)                         4,314,718
         Templeton Foreign Fund                                413,964
                                                           -----------
     Total                                                 $ 6,271,060
                                                           ===========

     Interest and dividend income:
       American Express Trust Collective Income Fund II    $     30,282
       American Express Trust Equity Index Fund                  14,708
       IDS Selective Fund (Y)                                   668,781
       IDS New Dimensions Fund (Y)                            1,198,181
       Templeton Foreign Fund                                   196,711
                                                            -----------
     Total                                                  $ 2,108,663
                                                            ===========


     Participant pre-tax contributions:
       American Express Trust Collective Income Fund II     $ 2,856,560
       American Express Trust Equity Index Fund               2,405,518
       IDS Selective Fund (Y)                                 2,321,319
       IDS New Dimensions Fund (Y)                            6,430,163
       Templeton Foreign Fund                                 1,551,349
                                                            -----------
     Total                                                  $15,564,909
                                                            ===========

     Benefits paid to participants:
       American Express Trust Collective Income Fund II     $   713,763
       American Express Trust Equity Index Fund                 174,412
       IDS Selective Fund (Y)                                   363,813
       IDS New Dimensions Fund (Y)                            1,040,667
       Templeton Foreign Fund                                    71,352
       Participant loans                                         71,791
                                                            -----------
     Total                                                  $ 2,435,798
                                                            ===========

9.   NON-DISCRIMINATION TESTING

     The Plan is subject to non-discrimination testing. After making required corrective distributions during March, 1997 to affected "highly compensated employees," the plan passed the non-discrimination tests for 1996. Such corrective distributions consisted of $57,706 of pre-tax contributions, plus $8,176 of investment gains. The number of affected participants who received a corrective distribution was 89.

         <PAGE 12>

10.   SUBSEQUENT EVENTS

     On March 3, 1997, a total of $125,182, representing the complete account balances of 48 participants, was transferred to the Core Materials Corporation 401(k) Plan for Represented Employees. This transfer was in accordance with the Asset Purchase Agreement between Navistar International Transportation Corp. and RYMAC Mortgage Investment Corporation, the predecessor by merger to Core Materials Corporation, dated September 12, 1996.

     Based on closing market prices on May 23, 1997, the market values of the Plan's investments held at December 31, 1996 have increased (decreased) from the market values shown in the Statement of Net Assets Available for Benefits in amounts as follows:


        American Express Trust Collective Income Fund II  $   274,235

        American Express Trust Equity Index Fund            1,211,885

        IDS Selective Fund (Y)                               (124,040)

        IDS New Dimensions Fund (Y)                         2,978,719

        Templeton Foreign Fund                                389,158
                                                           ----------

          Net increase in market value                     $4,729,957
                                                           ==========

         <PAGE 13>

                                                           SCHEDULE I

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------

SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
  - ITEM 27(a), DECEMBER 31, 1996
-----------------------------------------------


                           DESCRIPTION OF INVESTMENT,
IDENTITY OF ISSUE,         INCLUDING MATURITY DATE,
BORROWER, LESSOR           RATE OF INTEREST, COLLATERAL,                     MARKET
OR SIMILAR PARTY           PAR OR MATURITY VALUE              COST           VALUE
----------------------     -----------------------------   -----------    -----------

American Express Trust     720,933 shares of beneficial
  Collective Income        interest, collective
  Fund II                  investment fund                 $10,890,460    $11,827,346

American Express Trust     396,039 shares of beneficial
  Equity Index Fund        interest, collective
                           investment fund                   6,151,332      8,121,170

IDS Selective Fund (Y)     925,704 shares of beneficial
                           interest, mutual fund             8,514,423      8,427,605

IDS New Dimensions         1,450,200 shares of beneficial
  Fund (Y)                 interest, mutual fund            23,275,560     30,030,733

Templeton Foreign Fund     437,258 shares of beneficial
                           interest, specialty growth
                           mutual fund                       4,173,440      4,529,995

Participant Loans          Interest rates ranging
                           from 6.41% - 9.82%
                           (maturing 1997 through 2006)      2,191,204      2,191,204
                                                           -----------    -----------

TOTAL INVESTMENTS                                          $55,196,419    $65,128,053
                                                           ===========    ===========


-------------------------------------------------------------------------------------

         <PAGE 14>

                                                            SCHEDULE II


NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) PLAN FOR REPRESENTED EMPLOYEES
-------------------------------------------

SCHEDULE OF REPORTABLE TRANSACTIONS - ITEM 27(d)
FOR THE YEAR ENDED DECEMBER 31, 1996
------------------------------------------------


See attached trustee statements for detailed lists of reportable transactions.

Note: The attached detailed lists of reportable transactions, provided by American Express Trust, was determined by comparing the current value of the transactions, or series of transactions, on the transaction date(s), with five percent of the current value of the Trust assets at the beginning of the Plan year; and, as such, may include transactions which represent 5 percent of the assets of the Trust, but may not represent transactions which represent 5 percent of Plan assets.


--------------------------------------------------------------------------

         <PAGE 15>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 9
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
                    BEGINNING MARKET VALUE           42,749,604.30
                    COMPARATIVE   VALUE  (5%)         2,137,480.21
                                                    --------------



                    CATEGORY 1 - SINGLE TRANSACTION EXCEEDS 5% OF VALUE

          ***   NO TRANSACTIONS QUALIFIED FOR THIS SECTION   ***


--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


                    CATEGORY 2 - SERIES OF TRANSACTIONS WITH SAME BROKER EXCEEDS-5% OF VALUE

                                            BROKER:    COMPANY TRADE

 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
01/05/96 B          46,500              1.000               0          46,500-         46,500
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
01/11/96  S         42,219              1.000               0          42,219          42,219               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
01/22/96  B         90,906              1.000               0          90,906-         90,906
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
01/25/96  S            783            1.000                 0             783             783               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/05/96  B         41,400              1.000               0          41,400-         41,400
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/08/96  S         35,367              1.000               0          35,367          35,367               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/08/96  B          1,300             1.000                0           1,300-          1,300
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/14/96  S             25             1.000                0              25              25               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/20/96  S         17,695              1.000               0          17,695          17,695               0

         <PAGE 16>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 10
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100



  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/22/96 B             100,805              1.000           0         100,805-        100,805
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
02/22/96  S                793              1.000           0             793             793               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/01/96  S             18,904              1.000           0          18,904          18,904               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/05/96  S              2,284              1.000           0           2,284           2,284               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/05/96  B             50,967              1.000           0          50,967-         50,967
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/18/96  S             20,667              1.000           0          20,667          20,667               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/19/96  B                396              1.000           0             396-            396
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/20/96  S             11,737              1.000           0          11,737          11,737               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
03/20/96  B             39,723              1.000           0          39,723-         39,723
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/01/96  S             18,589              1.000           0          18,589          18,589               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/04/96  B             97,183              1.000           0          97,183-         97,183
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/08/96  B              2,820              1.000           0           2,820-          2,820
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/17/96  S             31,177              1.000           0          31,177          31,177               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/19/96  B             53,300              1.000           0          53,300-         53,300
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
04/19/96 S               4,747              1.000           0           4,747           4,747               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/02/96  S             29,277              1.000           0          29,277          29,277               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/07/96  B             91,400              1.000           0          91,400-         91,400
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/10/96  B              1,700              1.000           0           1,700-          1,700
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/17/96  S             20,964              1.000           0          20,964          20,964               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/21/96  B              2,900              1.000           0           2,900-          2,900
 ISSUE; 995900420 - PARTICIPANT PROMISSORY NOTE
O5/23/96  B             90,500              1.000           0          90,500-         90,500
ISSUE: 995900420  - PARTICIPANT PROMISSORY NOTE
05/29/96  B              3,300              1.000           0           3,300-          3,300

         <PAGE 17>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 11
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
05/30/96 S                  836             1.000           0             836             836              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/03/96  B              1,050              1.000           0           1,050-          1,050
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/04/96  S             22,066              1.000           0          22,066          22,066              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/07/96  B             40,000              1.000           0          40,000-         40,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/07/96  S                 539             1.000           0             539             539              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/10/96  S                 975             1.000           0             975             975              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/10/96  B             46,900              1.000           0          46,900-         46,900
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/17/96  S             23,457              1.000           0          23,457          23,457              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/24/96  B             81,640              1.000           0          81,640-         81,640
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/25/96  S                 61              1.000           0              61              61              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
06/26/96  B              8,000              1.000           0           8,000-          8,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/02/96  S             25,369              1.000           0          25,369          25,369              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/05/96  B             86,274              1.000           0          86,274-         86,274
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/09/96  B              2,100              1.000           0           2,100-          2,100
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/23/96  S              24,990             1.000           0          24,990          24,990              0
 ISSUE; 995900420 - PARTICIPANT PROMISSORY NOTE
07/23/96  S              15,975             1.000           0          15,975          15,975              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/25/96  S              3,987              1.000           0           3,987           3,987              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
07/26/96  B             19,100              1.000           0          19,100-         19,100
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/01/96  S             18,082              1.000           0          18,082          18,082              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/06/96  S                 497             1.000           0             497             497              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/07/96  S              3,474              1.000           0           3,474           3,474              0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/08/96  B            133,140              1.000           0         133,140-        133,140

         <PAGE 18>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                   NAVISTAR HOURLY 401(K) PLAN                            PAGE 12
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100

  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/13/96 S              18,661              1.000           0          18,661          18,661               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/15/96  S             45,439              1.000           0          45,439          45,439               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
08/23/96  B            131,328              1.000           0         131,328-        131,328
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/05/96  S             29,702              1.000           0          29,702          29,702               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/10/96  S              7,200              1.000           0           7,200           7,200               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/13/96  B             30,231              1.000           0          30,231-         30,231
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/16/96  B              2,500              1.000           0           2,500-          2,500
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/18/96  S             35,811              1.000           0          35,811          35,811
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/18/96  B              4,200              1.000           0           4,200-          4,200
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/25/96  B             57,983              1.000           0          57,983-         57,983
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
09/27/96  S              6,862              1.000           0           6,862           6,862               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/02/96  S             27,433              1.000           0          27,433          27,433               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/03/96  S              5,110              1.000           0           5,110           5,110               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/07/96  B             46,000              1.000           0          46,000-         46,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/08/96  B              5,000              1.000           0           5,000-          5,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/08/96 S              20,382              1.000           0          20,382          20,382               0
 ISSUE; 995900420 - PARTICIPANT PROMISSORY NOTE
10/09/96 S               1,316              1.000           0           1,316           1,316               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/14/96 B               3,000              1.000           0           3,000-          3,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/16/96  S             29,075              1.000           a          29,075          29,075               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
10/22/96  B             76,912              1.000           0          76,912-         76,912
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/01/96 S              27,629              1.000           0          27,629          27,629               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/04/96 S              3,344              1.000            0           3,344           3,344               0

         <PAGE 19>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 13
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/06/96 B              34,220              1.000          0           34,220-         34,220
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/08/96  S             13,823              1.000          0           13,823          13,823               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/14/96  S                686             1.000          0              686             686                0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/18/96  S             28,801              1.000          0           28,801          28,801               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
11/20/96  B             70,028              1.000          0           70,028-         70,028
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/02/96 S              30,760              1.000          0           30,760          30,760               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/04/96  S             19,927              1.000          0           19,927          19,927               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/06/96  B            110,151              1.000          0          110,151-        110,151
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/10/96  S             12,111              1.000          0           12,111          12,111               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/11/96  S              6,642              1.000          0            6,642           6,642               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/13/96  S              4,156              1.000          0            4,156           4,156               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/18/96  S             53,800              1.000          0           53,800          53,800               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/18/96  S                  52             1.000          0               52              52               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/19/96 S                    0             1.000          0                0               0               0
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/20/96  B             70,715              1.000          0           70,715-         70,715
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/24/96  B             15,000              1.000          0           15,000-         15,000
 ISSUE: 995900420 - PARTICIPANT PROMISSORY NOTE
12/30/96  S              3,682              1.000          0            3,682           3,682               0

                                                     --------       ---------      ----------       ---------
            SUB-TOTAL                                      0        2,618,512       2,618,512               0

            GRAND TOTAL                                    0        2,618,512       2,618,512               0

         <PAGE 20>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 14
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------


-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

                         CATEGORY 3 - SERIES OF TRANSACTIONS IN SAME SECURITY EXCEEDS 5% OF VALUE

                  ISSUE: 449444306  -  IDS NEW DIMENSIONS FUND Y
01/02/96 B            47,315       17.271                   0         817,171-        817,171
01/03/96 S               451       17.318                   0           7,807           6,527           1,280
01/04/96 B             1,161       17.227                   0          20,000-         20,000
01/05/96 S             5,025       17.045                   0          85,644          72,763          12,881
01/08/96 S             1,263       17.062                   0          21,555          18,295           3,260
01/09/96 S             1,025       17.124                   0          17,557          14,848           2,709
01/10/96 S             2,637       16.786                   0          44,273          38,195           6,078
01/11/96 B            21,374       16.521                   0         353,125-        353,125
01/11/96 B             2,432       16.521                   0          40,187-         40,187
01/16/96 B             2,470       16.521                   0          40,801-         40,801
01/16/96 S               314       16.705                   0           5,240           4,558             683
01/16/96 S               118       16.541                   0           1,955           1,717             238
01/17/96 S             1,306       16.779                   0          21,917          18,978           2,939
01/18/96 B               496       16.796                   0           8,333-          8,333
01/18/96 S             2,432       16.521                   0          40,187          35,344           4,843
01/22/96 S             1,619       17.089                   0          27,670          23,527           4,144
01/23/96 B               350       17.144                   0           6,000-          6,000
01/24/96 S               400       17.156                   0           6,871           5,819           1,051
01/25/96 S               288       17.390                   0           5,010           4,186             824
01/26/96 B             1,565       17.310                   0          27,086-         27,086
01/29/96 B               451       17.477                   0           7,883-          7,883
01/30/96 B             1,157       17.511                   0          20,252-         20,252
01/31/96 B               123       17.688                   0           2,182-          2,182
02/01/96 B               360       17.859                   0           6,423-          6,423
02/02/96 B               556       17.976                   0          10,000-         10,000
02/05/96 S                66       17.916                   0           1,191             967             224
02/07/96 B            93,408       18.179                   0       1,698,072-      1,698,072
02/08/96 S             1,340       18.219                   0          24,419          19,864           4,555
02/12/96 B               556       17.976                   0          10,000-         10,000
02/12/96 B             1,031       18.407                   0          18,981-         18,981
02/13/96 8               837       17.916                   0          15,000-         15,000
02/13/96 B               615       18.179                   0          11,180-         11,180

         <PAGE 21>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 15
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
02/13/96  S            1,554       18.514                   0          28,773          23,046           5,727
02/14/96  S            1,111       18.489                   0          20,534          16,469           4,065
02/15/96  8              749       18.397                   0          13,785-         13,785
02/20/96  B           11,022       18.265                   0         201,312-        201,312
02/21/96  B                1       18.088                   0              25-             25
02/22/96  S            2,970       18.320                   0          54,416          44,144          10,272
02/26/96  B            1,504       18.655                   0          28,049-         28,049
02/27/96  B              199       18.444                   0           3,679-          3,679
02/28/96  S              797       18.354                   0          14,637          11,856           2,781
02/29/96  B               84       18.325                   0           1,531-          1,531
03/01/96  B           12,318       18.222                   0         224,451-        224,451
03/04/96  B              556       17.976                   0          10,000-         10,000
03/04/96  S              987       18.185                   0          17,949          14,709           3,241
03/05/96  S              341       18.341                   0           6,263           5,089           1,174
03/06/96  S              751       18.554                   0          13,927          11,186           2,741
03/08/96  B              163       18.439                   0           3,000-          3,000
03/11/96  B               24       17.925                   0             425-            425
03/12/96  S                1       18.320                   0              25              21               5
03/12/96  S              288       18.341                   0           5,276           4,287             989
03/13/96  S            3,815       17.987                   0          68,621          56,853          11,768
03/14/96  B              284       18.554                   0           5,271-          5,271
03/14/96  B              442       18.070                   0           7,980-          7,980
03/15/96  B              308       18.121                   0           5,574-          5,574
03/18/96  B           12,451       18.185                   0         226,429-        226,429
03/19/96  S            1,085       18.450                   0          20,012          16,203           3,809
03/20/96  B                3       18.450                   0              49-             49
03/20/96  S              914       18.438                   0          16,848          13,650           3,198
03/21/96  S            1,797       18.351                   0          32,979          26,845           6,134
03/22/96  B              545       18.335                   0          10,000-         10,000
03/25/96  B            1,194       18.405                   0          21,971-         21,971
03/27/96  S              178       18.285                   0           3,253           2,658             595
03/29/96  S            1,126       18.252                   0          20,549          16,823           3,726
04/01/96  B           12,230       18.222                   0         222,858-        222,858
04/02/96  B              143       18.404                   0           2,628-          2,628
04/03/96  S              108       18.497                   0           2,000           1,619             381
04/04/96  S            1,589       18.514                   0          29,426          23,801           5,625
04/08/96  S            3,532       18.510                   0          65,385          52,898          12,487
04/10/96  S              112       18.159                   0           2,040           1,682             358
04/11/96  B              785       17.901                   0          14,049-         14,049
04/12/96  S               28       17.856                   0             508             426              82
04/15/96  S              203       17.960                   0           3,637           3,033             604
04/17/96  B           17,854       18.225                   0         325,392-        325,392
04/18/96  B              593       18.097                   0          10,730-         10,730
04/19/96  S            3,955       18.213                   0          72,025          59,413          12,612

         <PAGE 22>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 16
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
04/22/96  S            1,825       18.255                   0          33,308          27,413           5,896
04/23/96  B              831       18.421                   0          15,302-         15,302
04/24/96  B            1,418       18.576                   0          26,342-         26,342
04/25/96  B              618       18.595                   0          11,492-         11,492
04/26/96  B              919       18.651                   0          17,139-         17,139
04/30/96  B              717       18.629                   0          13,354-         13,354
05/01/96  S               55       18.650                   0           1,017             820             197
05/02/96  B           12,197       18.692                   0         227,990-        227,990
05/03/96  B              551       18.365                   0          10,112-         10,112
05/06/96  B            1,351       18.342                   0          24,774-         24,774
05/07/96  S            2,127       18.367                   0          39,071          32,070           7,001
05/08/96  S              265       18.289                   0           4,842           3,992             851
05/10/96  B               21       18.455                   0             395-            395
05/13/96  S              562       18.740                   0          10,528           8,470           2,058
05/14/96  B               13       19.018                   0             251-            251
05/15/96  S            1,999       19.131                   0          38,243          30,137           8,106
05/16/96  S              331       19.145                   0           6,333           4,987           1,346
05/17/96  B           10,094       19.182                   0         193,615-        193,615
05/20/96  S            2,660       19.288                   0          51,315          40,195          11,120
05/21/96  B              869       19.406                   0          16,866-         16,866
05/22/96  S            2,900       19.376                   0          56,183          43,817          12,366
05/23/96  S              813       19.505                   0          15,857          12,285           3,572
05/24/96  B              999       19.471                   0          19,456-         19,456
05/28/96  S                3       19.471                   0              58              45              13
05/29/96  B              110       19.307                   0           2,115-          2,115
05/30/96  B              218       19.191                   0           4,177-          4,177
05/31/96  B              151       19.505                   0           2,947-          2,947
06/03/96  S               84       19.342                   0           1,617           1,264             353
06/04/96  B           10,987       19.310                   0         212,167-        212,167
06/07/96  B               84       19.342                   0           1,617-          1,617
06/07/96  S              605       19.411                   0          11,739           9,163           2,576
06/07/96  S              851       19.604                   0          16,686          12,897           3,789
06/07/96  S            4,531       19.460                   0          88,180          68,659          19,521
06/10/96  S              445       19.498                   0           8,675           6,742           1,934
06/12/96  S               26       19.469                   0             500             389             111
06/13/96  B              742       19.499                   0          14,461-         14,461
06/17/96  B           11,411       19.368                   0         221,006-        221,006
06/18/96  S              628       19.300                   0          12,115           9,536           2,579
06/21/96  B            1,309       19.047                   0          24,935-         24,935
06/24/96  S              989       19.244                   0          19,025          15,022           4,003
06/25/96  B              182       19.323                   0           3,513-          3,513
06/26/96  S            1,997       19.303                   0          38,543          30,343           8,201
06/27/96  S               81       19.132                   0           1,548           1,230             319
07/01/96  S            1,161       19.414                   0          22,547          17,648           4,899

         <PAGE 23>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 17
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
07/02/96  B           10,657       19.585                   0         208,716-        208,716
07/05/96  S            1,558       19.427                   0          30,260          23,725           6,535
07/08/96  S              542       19.011                   0          10,310           8,261           2,050
07/09/96  S               27       18.856                   0             503             406              97
07/10/96  S               22       18.928                   0             425             342              83
07/11/96  S              908       18.942                   0          17,196          13,827           3,368
07/12/96  B              509       18.569                   0           9,447-          9,447
07/15/96  S              660       18.598                   0          12,275          10,054           2,221
07/16/96  S                7       18.078                   0             119             100              19
07/17/96  B            1,689       18.058                   0          30,499-         30,499
07/18/96  B              708       18.352                   0          13,002-         13,002
07/22/96  B              669       18.473                   0          12,362-         12,362
07/23/96  B           20,396       18.473                   0         376,771-        376,771
07/23/96  B              904       18.314                   0          16,560-         16,560
07/24/96  S            2,425       18.018                   0          43,694          37,082           6,612
07/25/96  S            3,166       18.056                   0          57,162          48,410           8,752
07/26/96  S              545       18.239                   0           9,943           8,336           1,607
07/29/96  B              467       18.441                   0           8,608-          8,608
07/30/96  B              570       18.270                   0          10,408-         10,408
07/31/96  B                4       18.412                   0              82-             82
08/01/96  B            9,139       18.562                   0         169,639-        169,639
08/02/96  B               82       18.270                   0           1,500-          1,500
08/05/96  B              120       19.255                   0           2,303-          2,303
08/05/96  S                0       19.024                   0               0               0               0
08/06/96  B              976       19.108                   0          18,652-         18,652
08/07/96  S            2,849       19.229                   0          54,778          43,642          11,137
08/08/96  B              654       19.355                   0          12,650-         12,650
08/09/96  S            1,476       19.313                   0          28,509          22,617           5,892
08/12/96  S              352       19.286                   0           6,781           5,387           1,394
08/13/96  S            6,251       19.396                   0         121,247          95,778          25,469
08/15/96  B           11,051       19.331                   0         213,620-        213,620
08/19/96  S              160       19.393                   0           3,093           2,449             644
08/21/96  S            3,121       19.291                   0          60,203          47,919          12,284
08/22/96  B              327       19.311                   0           6,319-          6,319
08/23/96  S            2,689       19.507                   0          52,447          41,286          11,161
08/26/96  S            4,213       19.432                   0          81,869          64,695          17,173
08/27/96  B              262,      19.363                   0           5,065-          5,065
08/28/96  S              360       19.455                   0           7,000           5,525           1,475
08/29/96  S              127       19.448                   0           2,463           1,944             518
08/30/96  S            1,583       19.227                   0          30,444          24,316           6,128
09/04/96  B              223       19.128                   0           4,273-          4,273
09/05/96  B           11,597       19.166                   0         222,270-        222,270
09/06/96  S              399       19.128                   0           7,629           6,139           1,491
09/09/96  B              242       19.199                   0           4,638-          4,638

         <PAGE 24>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 18
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
09/11/96  S            2,901        19.439                  0          56,391        44,648            11,743
09/12/96  B              108        19.495                  0           2,109-        2,109
09/13/96  S            3,743        19.653                  0          73,565        57,612            15,952
09/17/96  B            2,507        20.063                  0          50,298-       50,298
09/18/96  B           12,251        20.114                  0         246,422-      246,422
09/19/96  B              403        20.112                  0           8,102-        8,102
09/20/96  B               52        20.171                  0           1,058-        1,058
09/23/96  S            2,235        20.323                  0          45,417        34,515            10,902
09/24/96  S            1,997        20.269                  0          40,476        30,842             9,634
09/25/96  S            1,351        20.293                  0          27,423        20,871             6,552
09/26/96  S              248        20.487                  0           5,076         3,826             1,249
09/27/96  B            1,983        20.526                  0          40,706-       40,706
10/01/96  B              487        20.527                  0          10,000-       10,000
10/02/96  B            9,301        20.584                  0         191,443-      191,443
10/02/96  S                0        20.454                  0               0             0                 0
10/03/96  B            1,209        20.774                  0          25,110-       25,110
10/04/96  B            1,885        20.775                  0          39,152-       39,152
10/07/96  S            1,897        21.044                  0          39,923        29,408            10,515
10/08/96  S            3,358        21.100                  0          70,857        52,056            18,801
10/09/96  B               19        20.952                  0             395-          395
10/10/96  B              125        20.899                  0           2,607-        2,607
10/11/96  S              837        20.886                  0          17,484        12,977             4,507
10/15/96  S               72        21.077                  0           1,527         1,123               404
10/16/96  B           10,473        21.138                  0         221,384-      221,384
10/17/96  S            2,845        21.090                  0          60,000        44,226            15,774
10/18/96  S              791        21.126                  0          16,704        12,292             4,413
10/21/96  B            2,087        21.240                  0          44,319-       44,319
10/22/96  S              639        21.129                  0          13,512         9,947             3,565
10/22/96  S           21,039        20.997                  0         441,759       327,407           114,351
10/23/96  B              217        20.997                  0           4,563-        4,563
10/24/96  B               28        20.997                  0             597-          597
10/24/96  S              966        21.022                  0          20,304        15,024             5,280
10/25/96  B            1,221        20.938                  0          25,574-       25,574
10/28/96  B              464        20.878                  0           9,682-        9,682
10/29/96  S            1,230        20.739                  0          25,501        19,135             6,366
10/30/96  B              440        20.735                  0           9,116-         9,116
10/31/96  B               52        20.767                  0           1,070-         1,070
11/01/96  B           20,847        20.989                  0         437,556-       437,556
11/04/96  B               64        20.909                  0           1,338-         1,338
11/05/96  S              697        20.960                  0          14,603         10,902            3,701
11/06/96  B              268        21.219                  0           5,680-         5,680
11/07/96  B               91        21.490                  0           1,965-         1,965
11/08/96  B              984        21.592                  0          21,242-        21,242
11/12/96  B            1,170        21.691                  0          25,380-        25,380

/TABLE

         <PAGE 25>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 19
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
11/12/96   S            757        21.648                   0          16,390          11,855           4,535
11/13/96   B            347        21.614                   0           7,495-          7,495
11/14/96   B          4,263        21.715                   0          92,581-         92,581
11/18/96   B         11,356        21.750                   0         246,999-        246,999
11/19/96   B            495        21.666                   0          10,718-         10,718
11/20/96   S          1,463        21.839                   0          31,958          23,021          8,938
11/22/96   B            392        21.858                   0           8,574-          8,574
11/25/96   B             67        22.044                   0           1,478-          1,478
11/26/96   B            727        22.210                   0          16,136-         16,136
11/27/96   S            113        22.134                   0           2,504           1,780            724
11/29/96   B          1,676        22.154                   0          37,123-         37,123
12/02/96   B          8,069        22.204                   0         179,167-        179,167
12/03/96   B          1,559        22.168                   0          34,552-         34,552
12/04/96   B          1,344        21.912                   0          29,452-         29,452
12/05/96   B          1,901        21.804                   0          41,453-         41,453
12/06/96   S          1,607        21.777                   0          34,988          25,391          9,597
12/09/96   B            651        21.646                   0          14,098-         14,098
12/10/96   S            187        21.950                   0           4,095           2,949          1,146
12/11/96   S            486        21.864                   0          10,623           7,680          2,943
12/16/96   S            714        21.283                   0          15,204          11,291          3,912
12/18/96   B         11,760        21.113                   0         248,285-        248,285
12/19/96   B             68        21.405                   0           1,455-          1,455
12/20/96   S          2,278        21.762                   0          49,577          36,111         13,465
12/23/96   B             69        21.762                   0           1,500-          1,500
12/23/96   B            231        21.793                   0           5,039-          5,039
12/24/96   S            693        21.648                   0          15,000          10,984          4,016
12/30/96   B            405        21.841                   0           8,836-          8,836
12/31/96   B         55,027        20.953                   0       1,152,988-      1,152,988
12/31/96   B             46        20.953                   0             958-            958
                                                     --------    ------------   -------------     ----------
            SUB-TOTAL                                       0      13,506,549      12,848,565        657,989

     ISSUE: 449478304    IDS SELECTIVE FUND Y
01/05/96    S         1,030        9.562                    0            9,849          9,454            396
01/09/96    B             0        9.553                    0                4-             4
01/09/96    S           207        9.553                    0            1,980          1,902             78
01/10/96    B         4,637        9.547                    0           44,273-        44,273
01/11/96    B        16,927        9.486                    0          160,566-       160,566
01/11/96    B         1,490        9.486                    0           14,136-        14,136
01/12/96    B           527        9.491                    0            5,000-         5,000
01/16/96    B         1,490        9.486                    0           14,136-        14,136
01/16/96    B         1,021        9.509                    0            9,705-         9,705
01/17/96    B           733        9.548                    0            7,000-         7,000


         <PAGE 26>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 20
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
01/18/96  S            1,490        9.486                   0          14,136          13,693             443
01/22/96  B                4        9.613                   0              34-             34
01/22/96  S            5,935        9.613                   0          57,056          54,540           2,517
01/23/96  B                2        9.573                   0              18-             18
01/23/96  B              124        9.573                   0           1,183-          1,183
01/24/96  B                1        9.543                   0               6-              6
01/24/96  S            1,597        9.543                   0          15,238          14,672             565
01/25/96  B                2        9.583                   0              16-             16
01/25/96  S              364        9.583                   0           3,486           3,343             143
01/26/96  B            3,790        9.531                   0          36,118-         36,118
01/26/96  B              544        9.531                   0           5,186-          5,186
01/29/96  B                0        9.589                   0               O-              0
01/29/96  S               48        9.562                   0             458             440              18
01/30/96  B              577        9.539                   0           5,507-          5,507
01/31/96  B                0        9.582                   0               1-              1
01/31/96  S              899        9.578                   0           8,609           8,261             348
02/01/96  B              118        9.596                   0           1,129-          1,129
02/02/96  B              190        9.575                   0           1,823-          1,823
02/05/96  S              953        9.550                   0           9,100           8,759             342
02/06/96  B            1,420        9.537                   0          13,540-         13,540
02/07/96  B           69,766        9.546                   0         665,990-        665,990
02/08/96  B                1        9.549                   0               5-              5
02/08/96  B            2,048        9.548                   0          19,559-         19,559
02/09/96  B                1        9.552                   0              14-             14
02/09/96  S              693        9.552                   0           6,619           6,390             229
02/13/96  B                0        9.583                   0               2-              2
02/13/96  S              716        9.583                   0           6,864           6,605             259
02/14/96  B                0        9.598                   0               1-              1
02/14/96  B              503        9.598                   0           4,828-          4,828
02/15/96  B               35        9.571                   0             335-            335
02/20/96  B            9,318        9.472                   0          88,258-         88,258
02/22/96  S            2,165        9.364                   0          20,270          19,968             301
02/22/96  B                3        9.364                   0              29-             29
02/27/96  B            4,314        9.331                   0          40,256-         40,256
02/27/96  S              214        9.331                   0           2,000           1,977              23
02/28/96  B                0        9.316                   0               1-              1
02/28/96  S              968        9.314                   0           9,020           8,934              86
03/01/96  B           10,617        9.301                   0          98,753-         98,753
03/01/96  B                1        9.301                   0               5-              5
03/04/96  B                0        9.369                   0               3-              3
03/04/96  S              526        9.368                   0           4,924           4,849              75
03/05/96  S              823        9.400                   0           7,732           7,589             143
03/06/96  B                0        9.371                   0               4-              4
03/06/96  S              333        9.371                   0            3,116           3,068              48

         <PAGE 27>


                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 21
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
03/07/96  S              643        9.330                   0           6,000           5,933              67
03/14/96  B                2        9.182                   0              21-             21
03/14/96  S              869        9.182                   0           7,980           8,018             -38
03/15/96  B              143        9.184                   0           1,311-          1,311
03/18/96  8            9,698        9.137                   0          88,608-         88,608
03/19/96  S               17        9.158                   0             154             155              -1
03/20/96  B                2        9.164                   0              19-             19
03/20/96  B                2        9.158                   0              16-             16
03/20/96  S            1,370        9.164                   0          12,555          12,639             -84
03/21/96  8                3        9.192                   0              27-             27
03/21/96  S            3,423        9.192                   0          31,464          31,578            -114
03/22/96  B            1,134        9.217                   0          10,449-         10,449
03/25/96  B                5        9.196                   0              46-             46
03/25/96  S            1,214        9.196                   0          11,160          11,195             -35
03/28/96  B            4,266        9.182                   0          39,167-         39,167
03/29/96  S              485        9.147                   0           4,439           4,477             -38
04/01/96  B                0        9.179                   0               1-              1
04/01/96  D            9,131        9.185                   0          83,871-         83,871
04/02/96  S              544        9.195                   0           5,000           5,016             -16
04/03/96  B                0        9.219                   0               2-              2
04/03/96  S              456        9.219                   0           4,203           4,205              -3
04/04/96  S              895        9.210                   0           8,242           8,255             -13
04/08/96  B                0        9.192                   0               3-              3
04/08/96  S              388        9.191                   0           3,567           3,580             -13
04/12/96  B                1        9.039                   0               5-              5
04/12/96  S               45        9.039                   0             402             411              -8
04/15/96  B                1        9.118                   0               6-              6
04/15/96  B              178        9.118                   0           1,622-          1,622
04/17/96  B           13,952        9.140                   0         127,523-        127,523
04/18/96  B                1        9.123                   0               6-              6
04/18/96  S              206        9.123                   0           1,879           1,900             -21
04/19/96  B               11        9.103                   0              97-             97
04/19/96  S            4,408        9.103                   0          40,126          40,656            -530
04/22/96  S               62        9.122                   0             562             568              -6
04/23/96  B                6        9.151                   0              52-             52
04/23/96  S            1,341        9.151                   0          12,272          12,369             -97
04/24/96  B               37        9.137                   0             338-            338
04/24/96  S            8,803        9.137                   0          80,434          81,193            -759
04/25/96  B               14        9.117                   0             130-            130
04/25/96  S            4,640        9.117                   0          42,305          42,798            -493
04/26/96  B                2        9.113                   0              23-             23
04/26/96  S              490        9.113                   0           4,469           4,523             -54
04/29/96  S              291        9.129                   0           2,660           2,687             -27
04/29/96  B            4,454        9.129                   0          40,660-         40,660

         <PAGE 28>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 22
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
04/30/96  B                1        9.107                   0               8-              8
04/30/96  S            1,285        9.106                   0          11,699          11,849            -150
05/01/96  S            l,l59        9.070                   0          10,513          10,690            -177
05/01/96  B                0        9.069                   0               3-              3
05/02/96  B                1        9.062                   0              11-             11
05/02/96  B            8,009        9.062                   0          72,579-         72,579
05/03/96  S            2,533        8.987                   0          22,761          23,355            -593
05/03/96  B                4        8.987                   0              35-             35
05/06/96  S            4,147        8.956                   0          37,143          38,244          -1,100
05/07/96  B                0        8.712                   0               1-              1
05/07/96  S            1,204        8.971                   0          10,797          11,099            -301
05/08/96  B                0        8.963                   0               4-              4
05/08/96  S              754        8.964                   0           6,758           6,952            -194
05/09/96  B                4        8.998                   0              35-             35
05/09/96  S            1,223        8.998                   0          11,003          11,276            -273
05/10/96  B                4        8.992                   0              32-             32
05/10/96  S            1,324        8.992                   0          11,903          12,207            -304
05/13/96  B              289        9.120                   0           2,632-          2,632
05/14/96  B                1        9.053                   0               5               5
05/14/96  S              126        9.053                   0           1,144           1,166             -21
05/15/96  B                2        9.082                   0              21-             21
05/15/96  S              470        9.082                   0           4,267           4,332             -65
05/16/96  B                3        9.085                   0              25-             25
05/16/96  S              526        9.085                   0           4,783           4,854             -72
05/17/96  B                0        9.057                   0               3-              3
05/17/96  B           12,811        9.057                   0         116,029-        116,029
05/21/96  B                3        9.093                   0              30-             30
05/21/96  S              535        9.093                   0           4,866           4,933             -67
05/22/96  B                9        9.082                   0              82-             82
05/22/96  S            2,719        9.082                   0          24,696          25,069            -372
05/23/96  B               35        9.094                   0             321-            321
05/23/96  S            5,118        9.094                   0          46,544          47,183            -639
O5/24/96  B                3        9.071                   0              29-             29
05/24/96  B              262        9.071                   0           2,381-          2,381
05/28/96  B               25        9.084                   0             228-            228
05/28/96  S            2,527        9.084                   0          22,953          23,294            -341
05/29/96  B            7,093        9.079                   0          64,400-         64,400
05/29/96  S              629        9.079                   0           5,708           5,795             -87
05/30/96  S              370        9.037                   0           3,341           3,408             -67
05/31/96  B              255        9.094                   0           2,316-          2,316
06/04/96  B            8,640        8.988                   0          77,652-         77,652
06/07/96  B                1        8.993                   0              13-             13
06/07/96  B                7        9.048                   0              61-             61
06/07/96  S            1,249        8.993                   0          11,235          11,513            -278

         <PAGE 29>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 23
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
06/07/96  S            5,051        9.048                   0          45,703          46,549            -846
06/10/96  B               11        8.962                   0              96-             96
06/10/96  S            6,484        8.962                   0          58,106          59,752          -1,644
06/11/96  S                2        8.946                   0              16              16               0
06/12/96  S               56        8.934                   0             500             516             -16
06/17/96  B            8,790        8.950                   0          78,675-         78,675
06/18/96  S                8        8.973                   0              76              78              -2
06/21/96  B                3        8.936                   0              29-             29
06/21/96  S              771        8.936                   0           6,892           7,105            -214
06/24/96  B                2        8.948                   0              18-             18
06/24/96  S            2,487        8.948                   0          22,256          22,914            -659
06/25/96  B                4        8.957                   0              33-             33
06/25/96  S                3        8.948                   0              30              31              -1
06/25/96  S              498        8.957                   0           4,462           4,589            -127
06/26/96  B                3        8.976                   0              26-             26
06/26/96  S              564        8.976                   0           5,061           5,195            -134
06/27/96  B            4,781        8.979                   0          42,926-         42,926
06/27/96  S              371        8.979                   0           3,333           3,419             -86
07/01/96  B                1        9.063                   0               7-              7
07/01/96  B            1,189        9.063                   0          10,778-         10,778
07/02/96  B            8,489        9.060                   0          76,906-         76,906
07/05/96  S            1,271        9.046                   0          11,493          11,702            -208
07/08/96  B                3        8.914                   0              31-             31
07/08/96  S            2,788        8.914                   0          24,850          25,675            -825
07/09/96  B                0        8.910                   0               4-              4
07/09/96  S              179        8.911                   0           1,597           1,651             -54
07/10/96  S               95        8.931                   0             848             875             -26
07/11/96  B                8        8.956                   0              71-             71
07/11/96  S            2,831        8.956                   0          25,357          26,076            -719
07/12/96  S              353        8.972                   0           3,163           3,247             -84
07/15/96  B            1,217        9.002                   0          10,952-         10,952
07/16/96  B               20        8.980                   0             179-            179
07/18/96  B                3        9.008                   0              31-             31
07/18/96  S              835        9.008                   0           7,521           7,689            -168
07/22/96  B                7        9.032                   0              61-             61
07/22/96  S            1,499        9.032                   0          13,541          13,807            -266
07/23/96  B               14        9.010                   0             123-            123
07/23/96  B           14,905        9.032                   0         134,618-        134,618
07/23/96  S            2,992        9.010                   0          26,956          27,545            -589
07/24/96  B               13        9.026                   0             118-            118
07/24/96  S            2,845        9.026                   0          25,678          26,193            -514
07/25/96  B                3        8.997                   0              29-             29
07/25/96  S              391        8.997                   0           3,513           3,595             -82
07/26/96  B                2        9.001                   0              15-             15

            <PAGE 30>

                        SCHEDULE G INFORMATION - PART V
                            REPORTABLE TRANSACTIONS
                         NAVISTAR HOURLY 401(K) PLAN
                            FROM 1/1/96 TO 12/31/96           PAGE 24

                                                              ACCOUNT DMO 126100


   DATE       SHARES/   UNIT    EXPENSE   PRINCIPAL   COST         REALIZED
BOUGHT/SOLD  PAR VALUE  PRICE   INCURRED     CASH     ADJUSTMENT   GAIN/LOSS

07/26/96  S   1,102     9.001       0       9,918       10,145       -227
07/29/96  B   5,137     9.009       0      46,282-      46,282
07/29/96  S     908     9.009       0       8,181        8,359       -179
07/30/96  B       1     8.975       0           7-           7
07/30/96  S   1,469     8.975       0      13,186       13,525       -339
07/31/96  B       0     9.005       0           0-           0
07/31/96  B      81     8.995       0         727-         727
08/01/96  B       1     9.030       0          13-          13
08/01/96  B   4,121     9.030       0      37,209-      37,209
08/05/96  B       0     9.140       0           0-           0
08/05/96  S       0     9.091       0           0            0          0
08/05/96  S      16     9.161       0         146          147         -1
08/06/96  B       6     9.155       0          59-          59
08/06/96  S   3,682     9.155       0      33,704       33,888       -183
08/07/96  B       1     9.146       0          12-          12
08/07/96  S   1,856     9.146       0      16,973       17,082       -109
08/08/96  B       3     9.140       0          29-          29
08/08/96  S   1,571     9.140       0      14,361       14,463       -102
08/09/96  B       3     9.132       0          25-          25
08/09/96  S   1,240     9.132       0      11,320       11,411       -90
08/12/96  B       2     9.167       0          22-          22
08/12/96  S   1,026     9.167       0       9,406        9,445       -39
08/13/96  B      20     9.171       0         185-         185
08/13/96  S   7,082     9.171       0      64,948       65,188      -239
08/14/96  B       1     9.126       0           5-           5
08/14/96  S     170     9.126       0       1,551        1,564       -13
08/15/96  B   8,400     9.119       0      76,599-      76,599
08/19/96  B       9     9.134       0          78-          78
08/19/96  S     184     9.134       0       1,680        1,693       -13
08/21/96  S     728     9.121       0       6,637        6,697       -60
08/22/96  B       1     9.104       0           7-           7
08/22/96  S     186     9.104       0       1,690        1,708       -19
08/23/96  B       3     9.098       0          30-          30
08/23/96  S     747     9.098       0       6,795        6,874       -79
08/26/96  B      10     9.058       0          93-          93
08/26/96  S   2,245     9.058       0      20,338       20,666      -328
08/27/96  B   4,527     9.018       0      40,822-      40,822
08/29/96  B       0     9.020       0           3-           3
08/29/96  S   1,320     9.020       0      11,906       12,147      -242
08/30/96  B       0     8.988       0           3-           3
08/30/96  S     957     8.988       0       8,604        8,810      -206
09/04/96  S     476     8.969       0       4,273        4,385      -112
09/05/96  B   9,563     8.956       0      85,645-      85,645
09/09/96  B       3     8.955       0          26-          26

/TABLE

         <PAGE 31>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 25
                                 FROM 1/1/96     TO 12/31/96
                                                                                           ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
09/09/96  S            1,569        8.955                   0          14,053          14,438            -385
09/11/96  S              308        8.955                   0           2,762           2,838             -76
09/12/96  B                1        8.960                   0              13-             13
09/12/96  S               21        8.960                   0             187             192              -5
09/13/96  B            1,640        8.977                   0          14,725-         14,725
09/16/96  B               17        9.039                   0             156-            156
09/16/96  S            5,541        9.039                   0          50,083          50,975            -892
09/17/96  B                2        9.045                   0              16-             16
09/17/96  S            1,348        9.045                   0          12,189          12,398            -209
09/18/96  B            9,176        9.011                   0          82,687-         82,687
09/19/96  B                2        9.004                   0              22-             22
09/19/96  S              597        9.004                   0           5,371           5,487            -116
09/20/96  B                0        8.987                   0               4-              4
09/20/96  S              118        8.986                   0           1,058           1,083             -25
09/23/96  B                1        8.994                   0               8-              8
09/23/96  S              206        8.994                   0           1,850           1,892             -42
09/24/96  B            2,335        9.001                   0          21,019-         21,019
09/25/96  S              563        9.021                   0           5,082           5,181            -100
09/26/96  B            4,840        9.054                   0          43,824-         43,824
09/26/96  S              155        9.054                   0           1,403           1,425             -22
09/27/96  B               76        9.086                   0             686-            686
10/02/96  B                2        9.095                   0              16-             16
10/02/96  B            5,345        9.095                   0          48,616-         48,616
10/04/96  B                5        9.115                   0              48-             48
10/04/96  S            3,887        9.115                   0          35,428          35,743            -316
10/07/96  S            1,133        9.174                   0          10,397          10,422             -25
10/08/96  B                1        9.152                   0              11-             11
10/08/96  S              523        9.152                   0           4,790           4,814             -23
10/09/96  B                0        9.150                   0               4-              4
10/09/96  S              172        9.151                   0           1,576           1,583              -8
10/16/96  B               14        9.126                   0             127-            127
10/16/96  B            3,149        9.126                   0          28,734-         28,734
10/22/96  B                5        9.155                   0              49-             49
10/22/96  S            1,198        9.155                   0          10,970          11,019             -49
10/22/96  S           13,346        9.134                   0         121,903         122,731            -828
10/23/96  B               35        9.134                   0             319-            319
10/23/96  S            9,061        9.134                   0          82,764          83,326            -562
10/24/96  B                2        9.138                   0              23-             23
10/24/96  S              481        9.138                   0           4,396           4,424             -28
10/28/96  B                1        9.145                   0              12-             12
10/28/96  S              784        9.145                   0           7,167           7,207             -40
10/29/96  B            5,423        9.142                   0         49,575-          49,575
10/29/96  S            2,808        9.142                   0         25,668           25,819            -151
10/30/96  B                0        9.211                   0              2-               2

         <PAGE 32>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 26
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
10/30/96  S            1,724        9.213                   0          15,884          15,854              30
10/31/96  B                0        9.223                   0               O-              0
10/31/96  S               57        9.219                   0             526             524               1
11/01/96  B                0        9.232                   0               3-              3
11/01/96  B           12,108        9.233                   0         111,789-        111,789
11/04/96  B               73        9.226                   0             669-            669
11/05/96  B                0        9.235                   0               3-              3
11/05/96  S              809        9.235                   0           7,472           7,440              31
11/06/96  B                0        9.278                   0               O-              0
11/06/96  S                7        9.269                   0              64              63               1
11/07/96  B                0        9.260                   0               2-              2
11/07/96  S              107        9.263                   0             992             984               7
11/08/96  B                1        9.289                   0              12-             12
11/08/96  S              320        9.289                   0           2,977           2,947              30
11/12/96  B                0        9.284                   0               4-              4
11/12/96  B                1        9.283                   0              10-             10
11/12/96  S              241        9.284                   0           2,233           2,212              21
11/12/96  S              447        9.283                   0           4,148           4,109              39
11/14/96  B                8        9.316                   0              75-             75
11/14/96  S            2,703        9.316                   0          25,178          24,854             324
11/18/96  B            5,905        9.326                   0          55,068-         55,068
11/19/96  B                2        9.317                   0              22-             22
11/19/96  S              636        9.317                   0           5,922           5,846              76
11/20/96  B                1        9.336                   0               5-              5
11/20/96  S              831        9.336                   0           7,762           7,646             116
11/22/96  B                7        9.351                   0              68-             68
11/22/96  S            1,731        9.351                   0          16,186          15,919             266
11/26/96  S              642        9.346                   0           6,000           5,904              96
11/27/96  B            4,590        9.344                   0          42,892-         42,892
11/27/96  S              203        9.344                   0           1,901           1,871              30
11/29/96  S              542        9.343                   0           5,060           4,982              79
12/02/96  B                0        9.368                   0               1-              1
12/02/96  B            5,602        9.372                   0          52,505-         52,505
12/03/96  B                2        9.370                   0              21-             21
12/03/96  S            2,264        9.370                   0          21,212          20,824             387
12/04/96  S              427        9.375                   0           4,000           3,925              75
12/05/96  B                2        9.350                   0              18-             18
12/05/96  S            1,392        9.350                   0          13,017          12,807             210
12/06/96  S            3,012        9.305                   0          28,028          27,709             320
12/10/96  B              273        9.309                   0           2,541-          2,541
12/11/96  B                2        9.308                   0              14-             14
12/11/96  S              639        9.308                   0           5,948           5,878              70
12/13/96  B              768        9.232                   0           7,093-          7,093
12/18/96  B                8        9.221                   0              75-             75

         <PAGE 33>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                               PAGE 27
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
12/18/96   B           6,794        9.221                   0          62,645-          62,645
12/19/96   B               0        9.091                   0               0-               0
12/20/96   B               0        9.249                   0               O-               0
12/20/96   S             840        9.245                   0           7,764            7,726             39
12/23/96   B               4        9.252                   0              36-              36
12/23/96   S             981        9.252                   0           9,078            9,026             52
12/24/96   B               5        9.258                   0              43-              43
12/24/96   S           1,008        9.258                   0           9,330            9,271             59
12/27/96   B           4,733        9.131                   0          43,214-          43,214
12/30/96   B              13        9.155                   0             121-             121
12/30/96   B          12,500        9.131                   0         114,141-         114,141
12/30/96   B             443        9.155                   0           4,059-           4,059
12/30/96   S              67        9.156                   0             613              616             -3
12/30/96   B              67        9.156                   0             613-             613
12/31/96   B             105        9.156                   0             958-             958
                                                     --------       ---------      -----------      ---------
               SUB-TOTAL                                    0       5,252,793        5,265,555        -12,760


     ISSUE: 880196209    TEMPLETON FOREIGN FUND

01/02/96   S              33        9.180                   0             304              309             -4
01/03/96   B             841        9.280                   0           7,807-           7,807
01/05/96   B           3,778        9.390                   0          35,475-          35,475
01/08/96   B           1,174        9.420                   0          11,062-          11,062
01/09/96   B           4,464        9.420                   0          42,053-          42,053
01/10/96   B             596        9.390                   0           5,595-           5,595
01/11/96   B           9,383        9.350                   0          87,730-          87,730
01/11/96   B           1,302        9.350                   0          12,176-          12,176
01/12/96   B             535        9.340                   0           5,000-           5,000
01/16/96   B           1,235        9.350                   0          11,546-          11,546
01/16/96   B             487        9.370                   0           4,559-           4,559
01/17/96   B             750        9.380                   0           7,038-           7,038
01/18/96   S           3,473        9.360                   0          32,506           32,344            162
01/18/96   S           1,302        9.350                   0          12,176           12,128             48
01/19/96   S             223        9.360                   0           2,089            2,078             10
01/22/96   S             319        9.380                   0           2,991            2,970             21
01/23/96   S           1,555        9.400                   0          14,613           14,478            135
01/24/96   B           1,156        9.380                   0          10,842-          10,842
01/25/96   B             719        9.390                   0           6,754-           6,754
01/26/96   B             691        9.390                   0           6,485-           6,485
01/29/96   S             962        9.370                   0           9,010            8,956             54
01/30/96   B             463        9.380                   0           4,345-           4,345
01/31/96   B             374        9.420                   0           3,526-           3,526
02/01/96   S             517        9.480                   0           4,898            4,813             86

         <PAGE 34>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                              PAGE 28
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
02/02/96  B              229        9.500                   0           2,177-          2,177
02/05/96  S            1,054        9.540                   0          10,060           9,822             238
02/07/96  B           44,285        9.520                   0         421,589-        421,589
02/08/96  B              547        9.520                   0           5,210-          5,210
02/09/96  B              695        9.520                   0           6,619-          6,619
02/12/96  S            3,992        9.510                   0          37,962          37,301             661
02/13/96  B               16        9.520                   0             152-            152
02/13/96  S            1,174        9.520                   0          11,180          10,974             206
02/14/96  B              270        9.540                   0           2,577-          2,577
02/20/96  B            5,141        9.550                   0          49,099-         49,099
02/21/96  B                3        9.470                   0              29-             29
02/22/96  S            1,921        9.500                   0          18,246          17,954             292
02/27/96  B               32        9.570                   0             309-            309
02/28/96  B              942        9.580                   0           9,020-          9,020
02/29/96  B              160        9.580                   0           1,531-          1,531
03/01/96  B            6,918        9.560                   0          66,133-         66,133
03/05/96  S            1,009        9.610                   0           9,695           9,436             259
03/06/96  S              754        9.600                   0           7,241           7,055             186
03/07/96  B              626        9.580                   0           6,000-          6,000
03/12/96  B              510        9.610                   0           4,902-          4,902
03/12/96  S                3        9.500                   0              29              29               0
03/14/96  S              510        9.600                   0           4,896           4,771             125
03/18/96  B            5,678        9.490                   0          53,888-         53,888
03/19/96  B            2,080        9.530                   0          19,822-         19,822
03/20/96  B              177        9.600                   0           1,701-          1,701
03/21/96  S              249        9.600                   0           2,387           2,327              60
03/27/96  S              152        9.640                   0           1,469           1,426              43
04/01/96  B            5,679        9.610                   0          54,577-         54,577
04/02/96  B              520        9.620                   0           5,000-          5,000
04/03/96  B              415        9.640                   0           4,000-          4,000
04/04/96  S              571        9.630                   0           5,503           5,350             152
04/10/96  S                7        9.600                   0              63              61               2
04/11/96  S              696        9.640                   0           6,708           6,516             193
04/12/96  B              151        9.620                   0           1,453-          1,453
04/15/96  B              170        9.660                   0           1,637-          1,637
04/17/96  B            8,582        9.720                   0          83,421-         83,421
04/18/96  B              743        9.750                   0           7,244-          7,244
04/19/96  S              480        9.770                   0           4,689           4,499             190
04/24/96  B            5,088        9.850                   0          50,115-         50,115
04/25/96  B            2,199        9.860                   0          21,684-         21,684
04/26/96  S              579        9.850                   0           5,705           5,435             270
04/29/96  B              269        9.890                   0           2,660-          2,660
04/30/96  B              196        9.880                   0           1,939-          1,939
05/01/96  B              383        9.860                   0           3,777-          3,777

         <PAGE 35>


                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 29
                                  FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
05/02/96  B            5,867        9.870                   0          57,905-         57,905
05/03/96  B            1,377        9.860                   0          13,578-         13,578
05/06/96  B              798        9.840                   0           7,857-          7,857
05/07/96  S              457        9.840                   0           4,493           4,291             203
05/08/96  S              249        9.850                   0           2,451           2,337             113
05/10/96  B              573        9.840                   0           5,642-          5,642
05/14/96  B               51        9.850                   0             501-            501
05/16/96  B              511        9.900                   0           5,058-          5,058
05/17/96  B            3,649        9.890                   0          36,093-         36,093
05/22/96  S              263        9.930                   0           2,615           2,476             139
05/23/96  B              663        9.910                   0           6,567-          6,567
05/24/96  B              428        9.910                   0           4,240-          4,240
05/28/96  B            1,822        9.900                   0          18,035-         18,035
06/04/96  B            5,263        9.920                   0          52,213-         52,213
06/07/96  S              562        9.920                   0           5,571           5,287             284
06/07/96  S              275        9.930                   0           2,732           2,590             142
06/07/96  S            1,555        9.930                   0          15,443          14,640             803
06/10/96  S              882        9.890                   0           8,724           8,304             420
06/12/96  B              202        9.910                   0           2,000-          2,000
06/13/96  S            1,459        9.910                   0          14,461          13,737             724
06/17/96  B            5,339        9.920                   0          52,959-         52,959
06/18/96  B              446        9.950                   0           4,434-          4,434
06/21/96  8              692        9.960                   0           6,892-          6,892
06/24/96  S              114        9.950                   0           1,134           1,074              60
06/25/96  B                3        9.990                   0              30-             30
06/25/96  S                3        9.950                   0              30              29               2
06/27/96  S              227       10.010                   0           2,274           2,140             133
07/02/96  B            4,964       10.020                   0          49,737-         49,737
07/05/96  S              407       10.020                   0           4,079           3,839             240
07/11/96  B              203        9.950                   0           2,023-          2,023
07/16/96  B               60        9.790                   0             586-            586
07/18/96  S              319        9.770                   0           3,120           3,012             108
07/22/96  B              599        9.830                   0           5,883-          5,883
07/23/96  B            9,499        9.830                   0          93,370-         93,370
07/23/96  B              572        9.770                   0           5,590-          5,590
07/24/96  B              883        9.750                   0           8,607-          8,607
07/29/96  B              313        9.670                   0           3,022-          3,022
07/30/96  B              872        9.680                   0           8,439-          8,439
07/31/96  B              115        9.680                   0           1,109-          1,109
08/01/96  B            4,847        9.740                   0          47,205-         47,205
08/05/96  B              608        9.880                   0           6,003-          6,003
08/05/96  S                0        9.589                   0               0               0               0
08/06/96  B               92        9.900                   0             914-            914
08/07/96  B            1,265        9.880                   0          12,502-         12,502

         <PAGE 36>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 30
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100

  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
08/08/96 B             1,397           9.880               0          13,807-       13,807
08/09/96 S               543           9.900               0           5,373         5,129             244
08/12/96 B               951           9.890               0           9,406-        9,406
08/13/96 S               429           9.900               0           4,243         4,051             192
08/15/96 B             5,075           9.880               0          50,141-       50,141
08/19/96 B               553           9.920               0           5,485-        5,485
08/21/96 S             4,609           9.950               0          45,855        43,589           2,266
08/22/96 B               422           9.960               0           4,200-        4,200
08/23/96 B               284           9.990               0           2,839-        2,839
08/26/96 S               376          10.010               0           3,766         3,559             207
08/28/96 B               399          10.020               0           4,000-        4,000
08/29/96 B                33          10.030               0             328-          328
08/30/96 B               100           9.990               0           1,000-        1,000
09/05/96 B             5,831           9.940               0          57,963-       57,963
09/06/96 S               375           9.920               0           3,722         3,552             170
09/09/96 B             1,871           9.920               0          18,564-       18,564
09/11/96 S               173           9.940               0           1,720         1,639              81
09/12/96 S                53           9.920               0             524           500              24
09/13/96 S                22           9.930               0             214           204              10
09/17/96 S             1,854          10.030               0          18,593        17,553           1,040
09/18/96 B             5,907          10.020               0          59,184-       59,184
09/19/96 S               553          10.010               0           5,533         5,239             295
09/23/96 B               312          10.020               0           3,123-        3,123
09/24/96 S               107          10.000               0           1,071         1,015              56
09/25/96 S               285          10.020               0           2,858         2,703             155
09/26/96 S                 3          10.077               0              29            28               2
09/27/96 B               218          10.070               0           2,196-        2,196
10/02/96 B             4,404          10.110               0          44,520-       44,520
10/07/96 S               435          10.190               0           4,435         4,128             307
10/08/96 S               302          10.220               0           3,087         2,865             222
10/09/96 S             2,714          10.240               0          27,790        25,740           2,050
10/10/96 S               255          10.210               0           2,607         2,421             185
10/16/96 B             4,329          10.240               0          44,334-       44,334
10/22/96 B            15,520           9.910               0         153,804-      153,804
10/22/96 S             3,583           9.910               0          35,503        34,063           1,441
10/22/96 S             3,179           9.880               0          31,407        30,235           1,173
10/23/96 B             3,634           9.880               0          35,900-       35,900
10/24/96 S               161           9.870               0           1,588         1,530              58
10/28/96 S             1,019           9.870               0          10,058         9,692             366
10/29/96 S               739           9.870               0           7,291         7,026             265
10/30/96 S             1,590           9.830               0          15,626        15,119             507
10/31/96 B             4,754           9.830               0          46,733-       46,733
11/01/96 B             9,140           9.830               0          89,849-       89,849
11/06/96 S               135           9.890               0           1,336         1,286              50

         <PAGE 37>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 31
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100

  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
11/08/96   S             717          9.960              0            7,136           6,822            314
11/12/96   S             773          9.980              0            7,711           7,357            354
11/13/96   S             389          9.990              0            3,888           3,706            182
11/14/96   S           1,695         10.000              0           16,953          16,142            812
11/15/96   S             201          9.860              0            1,979           1,191            168
11/18/96   B           3,994         10.050              0           40,138-         40,138
11/20/96   S             286         10.080              0            2,887           2,728            159
11/22/96   B             565         10.140              0            5,726-          5,726
11/25/96   S             145         10.180              0            1,478           1,383             95
11/26/96   S           1,106         10.180              0           11,256          10,534            722
11/27/96   B             154         10.180              0            1,571-          1,571
12/02/96   B           4,129         10.200              0           42,117-         42,117
12/03/96   B             323         10.220              0            3,300-          3,300
12/04/96   S             520         10.210              0            5,306           4,955            351
12/06/96   S           4,190         10.230              0           42,862          39,946          2,916
12/09/96   S             617         10.130              0            6,246           5,879            367
12/10/96   S              22         10.160              0              221             207             14
12/17/96   B           3,215         10.060              0           32,347-         32,347
12/18/96   B           3,825         10.050              0           38,444-         38,444
12/19/96   B             149         10.070              0            1,499-          1,499
12/20/96   S           1,177         10.110              0           11,904          11,236            668
12/23/96   B             393         10.190              0            4,000-          4,000
12/27/96   B              75         10.230              0              765-            765
12/30/96   S           1,257         10.260              0           12,895          11,994            901
12/31/96   B             744         10.300              0            7,667-          7,667
                                                 ---------   ---------------     ----------     ----------

           SUB-TOTAL                                     0         3,132,700      3,106,656          26,049

     ISSUE:  990008419 - INCOME FUND II
01/04/96   S           1,292         15.480              0            20,000         19,018             982
01/05/96   S           1,102         15.482              0            17,054         16,214             839
01/08/96   S              10         15.483              0               153            145               8
01/09/96   S           1,909         15.492              0            29,573         28,099           1,474
01/10/96   S             361         15.494              0             5,595          5,315             280
01/11/96   B           1,409         15.497              0            21,838-        21,838
01/11/96   B          12,695         15.497              0           196,727-       196,727
01/12/96   S             645         15.499              0            10,000          9,509             491
01/15/96   B             338         15.502              0             5,240-         5,240
01/16/96   B           1,395         15.509              0            21,642-        21,642
01/18/96   B             510         15.515              0             7,920-         7,920
01/18/96   S           1,409         15.515              0            21,863         20,771           1,092
01/22/96   S           2,821         15.520              0            43,780         41,581           2,199
01/23/96   S             549         15.527              0             8,525          8,093             432

         <PAGE 38>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 32
                                FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
01/24/96  B              457        15.530                  0          7,091-           7,091
01/25/96  S              155        15.532                  0          2,415            2,292             123
01/26/96  S            2,648        15.535                  0         41,133           39,031           2,102
01/29/96  S              529        15.538                  0          8,213            7,792             421
01/30/96  S            4,649        15.545                  0         72,269           68,531           3,738
01/31/96  S               68        15.547                  0          1,062            1,007              55
02/01/96  S              694        15.550                  0         10,793           10,231             562
02/02/96  S              900        15.552                  0         14,000           13,270             730
02/05/96  S            1,010        15.555                  0         15,704           14,882             822
02/06/96  S              870        15.562                  0         13,540           12,825             714
02/07/96  B           47,006        15.564                  0        731,596-         731,596
02/08/96  S            3,027        15.567                  0         47,128           44,807           2,321
02/09/96  S            2,514        15.570                  0         39,140           37,205           1,935
02/12/96  S              643        15.572                  0         10,013            9,517             496
02/13/96  S            1,295        15.579                  0         20,178           19,169           1,009
02/14/96  S            1,475        15.582                  0         22,976           21,824           1,153
02/15/96  S              842        15.584                  0         13,114           12,455             659
02/20/96  B            6,820        15.590                  0        106,319-         106,319
02/22/96  S            3,460        15.602                  0         53,982           51,237           2,745
02/26/96  S            3,594        15.607                  0         56,099           53,229           2,870
02/27/96  S               48        15.614                  0            751              712              39
02/28/96  B            1,515        15.616                  0         23,651-          23,651
02/29/96  S              635        15.619                  0          9,926            9,412             514
03/01/96  B            5,732        15.622                  0         89,543-          89,543
03/04/96  B            1,192        15.624                  0         18,627-          18,627
03/05/96  S            1,426        15.632                  0         22,291           21,132           1,159
03/06/96  B            1,101        15.634                  0         17,211-          17,211
03/08/96  S              192        15.639                  0          3,000            2,843             157
03/11/96  S              320        15.641                  0          5,000            4,738             262
03/12/96  S              423        15.649                  0          6,625            6,274             351
03/13/96  B              201        15.651                  0          3,150-           3,150
03/14/96  S               24        15.654                  0            375              355              20
03/15/96  S              356        15.656                  0          5,574            5,277             297
03/18/96  B            6,941        15.658                  0        108,680-         108,680
03/19/96  S                9        15.664                  0            137              130               7
03/20/96  B            1,464        15.668                  0         22,945-          22,945
03/21/96  S              593        15.670                  0          9,290            8,793             497
03/22/96  S            1,305        15.673                  0         20,449           19,351           1,098
03/25/96  S             622         15.675                  0          9,749            9,225             525
03/26/96  S              32         15.683                  0            500              473              27
03/27/96  B             406         15.685                  0          6,366-           6,366
03/29/96  B           2,143         15.690                  0         33,616-          33,616
04/01/96  B           6,601         15.693                  0        103,587-         103,587
04/02/96  S             167         15.700                  0          2,628            2,485             143

         <PAGE 39>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 33
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
04/04/96  S            2,402        15.705                  0          37,725          35,655           2,070
04/08/96  S            1,747        15.707                  0          27,444          25,935           1,509
04/10/96  S               10        15.720                  0             154            1459
04/12/96  S              127        15.725                  0           1,996           1,884             112
04/17/96  B           10,222        15.738                  0         160,881-        160,881
04/18/96  S            1,704        15.741                  0          26,825          25,318           1,506
04/19/96  S            4,984        15.743                  0          78,466          74,051           4,415
04/22/96  B            2,076        15.745                  0          32,686-         32,686
04/23/96  S              385        15.753                  0           6,060           5,717             344
04/24/96  S            2,215        15.755                  0          34,905          32,922           1,983
04/25/96  S            1,902        15.758                  0          29,964          28,256           1,708
04/26/96  S              706        15.760                  0          11,128          10,492             636
04/30/96  S              311        15.770                  0           4,902           4,619             283
05/01/96  B              170        15.772                  0           2,677-          2,677
05/02/96  B            6,084        15.775                  0          95,969-         95,969
05/03/96  S              254        15.778                  0           4,000           3,769             231
05/06/96  S            1,121        15.780                  0          17,693          16,671           1,022
05/07/96  S            1,684        15.787                  0          26,590          25,043           1,547
05/08/96  S              344        15.790                  0           5,437           5,120             317
05/09/96  B              697        15.793                  0          11,003-         11,003
05/10/96  S              274        15.795                  0           4,334           4,080             254
05/14/96  S               35        15.805                  0             548             515              32
05/15/96  B            2,502        15.808                  0          39,548-         39,548
05/16/96  B              497        15.810                  0           7,850-          7,850
05/17/96  B            5,222        15.813                  0          82,576-         82,576
05/20/96  B            3,245        15.815                  0          51,315-         51,315
05/21/96  S              758        15.822                  0          12,000          11,290             710
05/22/96  S            1,220        15.825                  0          19,301          18,155           1,146
05/24/96  S            2,068        15.830                  0          32,736          30,782           1,953
05/28/96  S              129        15.833                  0           2,047           1,924             122
05/30/96  S              182        15.845                  0           2,881           2,707             174
06/03/96  S              856        15.851                  0          13,568          12,742             826
06/04/96  B            6,287        15.858                  0          99,701-         99,701
06/07/96  B            3,676        15.866                  0          58,324-         58,324
06/10/96  B              569        15.869                  0           9,034-          9,034
06/12/96  S               31        15.878                  0             500             469              31
06/17/96  B            6,363        15.885                  0         101,077-        101,077
06/18/96  B              499        15.894                  0           7,934-          7,934
06/21/96  S            1,568        15.903                  0          24,935          23,379           1,556
06/24/96  S            3,586        15.906                  0          57,039          53,469           3,570
06/25/96  S              411        15.914                  0           6,538           6,126             412
06/26/96  B            2,740        15.917                  0          43,605-         43,605
06/27/96  S              304        15.920                  0           4,845           4,539             306
06/28/96  S              542        15.923                  0           8,629           8,082             546

         <PAGE 40>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 34
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
07/01/96  B            1,061        15.926                   0         16,897-          16,897
07/02/96  B            5,967        15.934                   0         95,074-          95,074
07/05/96  S            2,089        15.939                   0         33,292           31,174          2,118
07/08/96  S            6,600        15.944                   0        105,233           98,507          6,726
07/10/96  S               43        15.955                   0            690              645             45
07/11/96  S            1,500        15.957                   0         23,930           22,382          1,548
07/12/96  S            1,226        15.960                   0         19,574           18,305          1,269
07/15/96  B               83        15.962                   0          1,324-           1,324
07/16/96  S            1,190        15.970                   0         19,002           17,758          1,243
07/17/96  S            1,909        15.973                   0         30,499           28,499          2,001
07/18/96  B              753        15.975                   0         12,035-          12,035
07/22/96  S              873        15.980                   0         13,947           13,027            920
07/23/96  B           10,439        15.988                   0        166,897-         166,897
07/24/96  B              342        15.991                   0          5,472-           5,472
07/25/96  B            3,117        15.993                   0         49,851-          49,851
07/26/96  S            1,938        15.996                   0         31,003           28,971           2,032
07/29/96  S              216        15.998                   0          3,449            3,223             226
07/30/96  S              354        16.006                   0          5,661            5,287             374
07/31/96  S              186        16.009                   0          2,973            2,776             197
08/01/96  B            2,042        16.011                   0         32,690-          32,690
08/05/96  S              278        16.017                   0          4,460            4,163             297
08/06/96  B              799        16.024                   0         12,803-          12,803
08/07/96  S            1,749        16.027                   0         28,028           26,148           1,880
08/08/96  S            1,672        16.030                   0         26,804           25,002           1,802
08/09/96  S              456        16.032                   0          7,303            6,811             492
08/12/96  B            1,227        16.035                   0         19,673-          19,673
08/13/96  S            7,528        16.043                   0        120,776          112,578           8,198
08/14/96  B               97        16.045                   0          1,551-           1,551
08/15/96  B            5,746        16.048                   0         92,215-          92,215
08/21/96  S              638        16.063                   0         10,244            9,543             701
08/22/96  S              811        16.066                   0         13,028           12,134             894
08/23/96  B            3,510        16.068                   0         56,402-          56,402
08/26/96  B              859        16.071                   0         13,798-          13,798
08/27/96  S              315        16.078                   0          5,065            4,716             349
08/28/96  B              236        16.080                   0          3,800-           3,800
08/29/96  S               91        16.082                   0          1,457            1,356             101
08/30/96  B            2,234        16.084                   0         35,931-          35,931
09/05/96  B            6,475        16.100                   0        104,242-         104,242
09/06/96  B            1,176        16.102                   0         18,928-          18,928
09/09/96  S              856        16.105                   0         13,786           12,829             957
09/10/96  B              447        16.112                   0          7,200-           7,200
09/11/96  B            1,979        16.115                   0         31,896-          31,896
09/12/96  S              121        16.118                   0          1,949            1,813             136
09/13/96  B            5,357        16.120                   0         86,350-          86,350

         <PAGE 41>

                                SCHEDULE G INFORMATION - PART V

                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 35
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
09/16/96  B      5,646             16.123                   0         91,028-         91,028
09/17/96  S      2,161             16.131                   0         34,859          32,432            2,426
09/18/96  B      6,826             16.133                   0        110,120-        110,120
09/19/96  S        336             16.136                   0          5,416           5,042              375
09/23/96  B      2,371             16.141                   0          8,265-         38,265
09/24/96  B        630             16.148                   0         10,171-         10,171
09/25/96  S      1,196             16.151                   0         19,317          17,969            1,348
09/26/96  S         63             16.154                   0          1,024             952               72
09/27/96  S      2,309             16.157                   0         37,314          34,697            2,617
10/01/96  S        619             16.167                   0         10,000           9,293              707
10/02/96  B      5,586             16.170                   0         90,324-         90,324
10/03/96  S      1,237             16.172                   0         20,000          18,591            1,409
10/07/96  B        739             16.177                   0         11,952-         11,952
10/08/96  S      4,171             16.185                   0         67,512          62,710            4,802
10/09/96  B      1,741             16.188                   0         28,185-         28,185
10/11/96  B      3,010             16.193                   0         48,742-         48,742
10/14/96  S      3,586             16.195                   0         58,072          53,936            4,136
10/16/96  8      5,588             16.206                   0         90,554-         90,554
10/17/96  B      3,702             16.208                   0         60,000-         60,000
10/18/96  S      2,191             16.211                   0         35,525          32,995            2,530
10/22/96  S      1,294             16.222                   0         20,986          19,479            1,508
10/22/96  S      4,989             16.224                   0         80,944          75,279            5,664
10/23/96  B      1,359             16.224                   0         22,046-         22,046
10/24/96  B      3,540             16.227                   0         57,442-         57,442
10/25/96  S      2,510             16.229                   0         40,742          37,819            2,924
10/28/96  B        123             16.232                   0          2,000-          2,000
10/29/96  B        836             16.239                   0         13,577-         13,577
10/30/96  B        714         11,596.000           8,268,040         11,597-         11,597
10/31/96  S      3,774             16.245                   0         61,310          56,864            4,445
11/01/96  B      9,480             16.247                   0        154,019-        154,019
11/05/96  S        342             16.257                   0          5,554           5,153              401
11/06/96  S        419             16.260                   0          6,805           6,312              493
11/07/96  S         60             16.262                   0            973             902               71
11/08/96  B         56             16.265                   0            903-            903
11/13/96  S        222             16.278                   0          3,606           3,342              265
11/14/96  S      2,887             16.280                   0         46,998          43,541            3,456
11/18/96  S        736             16.285                   0         11,984          11,100              885
11/19/96  S      1,526             16.293                   0         24,857          23,011            1,846
11/20/96  S      1,593             16.296                   0         25,966          24,033            1,933
11/27/96  S        179             16.312                   0          2,919           2,699              220
11/29/96  S      1,965             16.314                   0         32,063          29,643            2,420
12/02/96  B     31,599             16.319                   0         58,740-         58,740
12/03/96  S        245             16.327                   0          4,000           3,697              303
12/04/96  B        110             16.329                   0          1,803-          1,803

         <PAGE 42>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 36
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------      ----------
12/05/96  S            2,336       16.332                   0          38,159          35,254           2,905
12/06/96  B            1,135       16.335                   0          18,543-         18,543
12/09/96  S              481       16.337                   0           7,851           7,252             599
12/10/96  S            1,548       16.345                   0          25,309          23,367           1,942
12/11/96  S              347       16.348                   0           5,666           5,230             436
12/13/96  S              434       16.353                   0           7,093           6,546             547
12/16/96  B              930       16.356                   0          15,204-         15,204
12/18/96  B            7,132       16.366                   0         116,729-        116,729
12/19/96  S            1,089       16.368                   0          17,821          16,446           1,375
12/20/96  S              365       16.371                   0           5,971           5,509             462
12/23/96  S              187       16.374                   0           3,064           2,827             237
12/24/96  B              570       16.382                   0           9,330-          9,330
12/27/96  S               47       16.390                   0             765             705              60
12/30/96  S              172       16.392                   0           2,818           2,597             221
                                                    --------- ---------------       ---------        --------
                SUB-TOTAL                           8,268,040       6,749,435       6,594,208         155,224

     ISSUE:   990008476    EQUITY INDEX I

01/02/96  B               18       16.710                   0             304-            304
01/05/96  B              360       16.761                   0           6,028-          6,028
01/08/96  B              636       16.736                   0          10,646-         10,646
01/09/96  B              420       16.786                   0           7,057-          7,057
01/11/96  B              934       16.250                   0          15,175-         15,175
01/11/96  B            8,381       16.250                   0         136,189-        136,189
01/16/96  B              968       16.290                   0          15,772-         15,772
01/17/96  B              477       16.520                   0           7,879-          7,879
01/18/96  B              987       16.466                   0          16,253-         16,253
01/18/96  S              934       16.466                   0          15,377          12,759           2,618
01/19/96  B              126       16.515                   0           2,089-          2,089
01/22/96  S              558       16.613                   0           9,262           7,618           1,644
01/23/96  B              953       16.651                   0          15,873-         15,873
01/24/96  B              780       16.647                   0          12,984-         12,984
01/25/96  B              293       16.838                   0           4,939-          4,939
01/26/96  B              142       16.757                   0           2,376-          2,376
01/29/96  B              104       16.879                   0           1,749-          1,749
01/30/96  B            2,487       16.952                   0          42,164-         42,164
01/31/96  B              296       17.112                   0           5,065-          5,065
02/01/96  B              472       17.250                   0           8,140-          8,140
02/05/96  S              310       17.269                   0           5,345           4,250           1,095
02/07/96  B           33,776       17.558                   0         593,032-        593,032
02/08/96  B            1,095       17.657                   0          19,334-         19,334
02/09/96  B            2,196       17.826                   0          39,140-         39,140
02/12/96  B            1,064       17.838                   0          18,981-         18,981

         <PAGE 43>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 37
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------      ----------
02/13/96  B            2,544        17.976                  0          45,732-         45,732
02/14/96  B              443        17.952                  0           7,958-          7,958
02/15/96  B               19        17.828                  0             335-            335
02/20/96  B            4,295        17.620                  0          75,683-         75,683
02/21/96  B                1        17.411                  0              18-             18
02/22/96  S            1,006        17.624                  0          17,726          14,383           3,343
02/26/96  B            1,565        17.922                  0          28,049-         28,049
02/27/96  B               17        17.689                  0             309-            309
02/28/96  S              512        17.603                  0           9,014           7,332           1,682
02/29/96  B              391        17.542                  0           6,863-          6,863
03/01/96  B            3,977        17.422                  0          69,284-         69,284
03/04/96  S              331        17.534                  0           5,800           4,751           1,049
03/05/96  S              153        17.709                  0           2,702           2,191             511
03/11/96  S              181        17.250                  0           3,121           2,599             523
03/12/96  B              401        17.421                  0           6,982-          6,982
03/13/96  B              114        17.346                  0           1,980-          1,980
03/15/96  S               75        17.451                  0           1,311           1,080             232
03/18/96  B            4,718        17.468                  0          82,414-         82,414
03/19/96  S                1        17.768                  0              16              13               3
03/20/96  S            1,308        17.747                  0          23,212          18,851           4,361
03/21/96  S              855        17.703                  0          15,134          12,321           2,813
03/25/96  B               27        17.722                  0             486-            486
03/26/96  B               28        17.705                  0             500-            500
03/27/96  S               92        17.785                  0           1,644           1,332             312
03/29/96  S            1,013        17.680                  0          17,909          14,600           3,309
04/01/96  B            4,574        17.591                  0          80,455-         80,455
04/03/96  B              123        17.854                  0           2,203-          2,203
04/04/96  S            1,285        17.872                  0          22,957          18,574           4,383
04/08/96  S              299        17.871                  0           5,343           4,323           1,020
04/11/96  S              425        17.275                  0           7,340           6,144           1,196
04/12/96  B               84        17.213                  0           1,454-          1,454
04/15/96  B               22        17.362                  0             378-            378
04/17/96  B            6,991        17.588                  0         122,963-        122,963
04/18/96  B              613        17.497                  0          10,730-         10,730
04/19/96  S              906        17.554                  0          15,895          13,160           2,735
04/22/96  S               17        17.596                  0             293             242              51
04/23/96  B              171        17.673                  0           3,030-          3,030
04/24/96  B            2,267        17.774                  0          40,301-         40,301
04/25/96  B              761        17.735                  0          13,492-         13,492
04/26/96  B              303        17.808                  0           5,389-          5,389
04/30/96  B               73        17.845                  0           1,309-          1,309
05/01/96  B              284        17.846                  0           5,077-          5,077
05/02/96  B            5,018        17.859                  0          89,619-         89,619
05/03/96  B              175        17.557                  0           3,071-          3,071

         <PAGE 44>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 38
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100

  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       ---------
05/06/96  B            1,268       17.511                   0          22,205-         22,205
05/07/96  S              597       17.490                   0          10,449           8,742           1,707
05/08/96  S              203       17.420                   0           3,532           2,967             565
05/13/96  B              443       17.811                   0           7,896-          7,896
05/14/96  B              532       18.071                   0           9,617-          9,617
05/15/96  B              288       18.187                   0           5,234-          5,234
05/16/96  S              258       18.186                   0           4,692           3,779             913
05/17/96  B            4,560       18.172                   0          82,860-         82,860
05/22/96  S            2,551       18.398                   0          46,931          37,481           9,450
05/23/96  B              390       18.555                   0           7,235-          7,235
05/24/96  B              360       18.490                   0           6,658-          6,658
05/28/96  B              201       18.558                   0           3,724-          3,724
05/29/96  B              195       18.387                   0           3,592-          3,592
05/30/96  B              158       18.272                   0           2,881-          2,881
06/04/96  B            4,376       18.274                   0          79,960-         79,960
06/07/96  S            1,142       18.421                   0          21,036          16,848           4,188
06/10/96  B            1,117       18.428                   0          20,592-         20,592
06/12/96  S               27       18.364                   0             500             402              98
06/17/96  B            4,516       18.235                   0          82,351-         82,351
06/18/96  S               10       18.217                   0             177             144              33
06/24/96  B              327       18.264                   0           5,966-          5,966
06/25/96  B              410       18.319                   0           7,518-          7,518
06/28/96  B              471       18.319                   0           8,629-          8,629
07/01/96  S              279       18.377                   0           5,129           4,137             992
07/02/96  B            4,359       18.522                   0          80,745-         80,745
07/05/96  S              388       18.430                   0           7,149           5,768           1,382
07/08/96  B              390       18.021                   0           7,028-          7,028
07/10/96  S               22       17.954                   0             386             320              66
07/12/96  B              327       17.709                   0           5,790-          5,790
07/16/96  S               37       17.273                   0             646             556              90
07/18/96  S              828       17.393                   0          14,396          12,312           2,085
07/22/96  B              527       17.527                   0           9,242-          9,242
07/23/96  B            8,481       17.392                   0         147,508-        147,508
07/24/96  B            1,067       17.201                   0          18,346-         18,346
07/25/96  S               30       17.194                   0             520             452              68
07/26/96  B            1,622       17.319                   0          28,084-         28,084
07/31/96  B               61       17.430                   0           1,055-          1,055
08/01/96  B            3,757       17.565                   0          65,986-         65,986
08/02/96  S               87       17.844                   0           1,546           1,298             248
08/05/96  S              203       18.190                   0           3,701           3,048             653
08/06/96  B              101       18.128                   0           1,831-          1,831
08/07/96  S            1,682       18.187                   0          30,589          25,199           5,390
08/08/96  S               28       18.240                   0             510             419              91
08/09/96  S              376       18.198                   0           6,837           5,629           1,208

         <PAGE 45>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 39
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       --------
08/12/96  S              710       18.168                  0           12,892          10,631          2,260
08/13/96  S              507       18.289                  0            9,264           7,589          1,675
08/15/96  B            4,843       18.194                  0           88,122-         88,122
08/19/96  S               39       18.286                  0              712             585            127
08/21/96  S              458       18.300                  0            8,389           6,887          1,501
08/22/96  B              230       18.284                  0            4,200-          4,200
08/26/96  S              370       18.339                  0            6,784           5,558          1,225
08/28/96  S               44       18.321                  0              800             656            144
08/29/96  B              597       18.283                  0           10,914-         10,914
08/30/96  B               43       18.083                  0              779-            779
09/05/96  B            5,047       18.043                  0           91,070-         91,070
09/06/96  S              421       17.875                  0            7,517           6,338          1,178
09/09/96  B              257       18.051                  0            4,638-          4,638
09/11/96  S              205       18.276                  0            3,746           3,090            656
09/12/96  S              777       18.374                  0           14,275          11,712          2,563
09/13/96  S            1,477       18.487                  0           27,297          22,259          5,038
09/16/96  S            2,184       18.747                  0           40,946          32,925          8,020
09/17/96  B              814       18.842                  0           15,343-         15,343
09/18/96  B            5,162       18.814                  0           97,109-         97,109
09/19/96  B              438       18.774                  0            8,220-          8,220
09/23/96  B              311       18.927                  0            5,879-          5,879
09/25/96  S              175       18.889                  0            3,303           2,648            655
09/26/96  S              218       18.895                  0            4,116           3,298            818
09/27/96  B              189       18.904                  0            3,569-          3,569
10/02/96  B            3,794       18.996                  0           72,070-         72,070
10/04/96  S              195       19.101                  0            3,725           2,960            764
10/07/96  S              165       19.342                  0            3,197           2,509            688
10/08/96  S               34       19.391                  0              650             509            141
10/09/96  B              109       19.323                  0            2,102-          2,102
10/11/96  S            1,631       19.160                  0           31,258          24,770          6,488
10/14/96  B            2,928       19.327                  0           56,599-         56,599
10/16/96  B            3,613       19.379                  0           70,024-         70,024
10/21/96  S            2,260       19.613                  0           44,319          34,470          9,849
10/22/96  S            1,671       19.493                  0           32,578          25,840          6,738
10/22/96  S               48       19.586                  0              940             732            208
10/23/96  B            1,039       19.493                  0           20,256-         20,256
10/24/96  S            1,572       19.516                  0           30,688          24,005          6,683
10/25/96  B              783       19.377                  0           15,168-         15,168
10/28/96  B              287       19.341                  0            5,543-          5,543
10/29/96  B              299       19.240                  0            5,750-          5,750
10/30/96  B              429       19.362                  0            8,298-          8,298
10/31/96  S              257       19.351                  0            4,977           3,931          1,046
11/01/96  B            6,395       19.472                  0          124,521-        124,521
11/04/96  B               69       19.432                  0            1,338-          1,338

         <PAGE 46>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                 NAVISTAR HOURLY 401(K) PLAN                             PAGE 40
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100


  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       --------
11/05/96  S              236        19.515                  0           4,612           3,629            983
11/06/96  S               60        19.722                  0           1,175             915            260
11/08/96  B               89        20.102                  0           1,791-          1,791
11/12/96  S              774        20.216                  0          15,641           1,881          3,760
11/14/96  B              796        20.203                  0          16,073-         16,073
11/18/96  B            4,002        20.386                  0          81,584-         81,584
11/19/96  S              875        20.372                  0          17,817          13,483          4,333
11/20/96  S              130        20.512                  0           2,669           2,006            663
11/22/96  S              236        20.533                  0           4,850           3,642          1,208
11/26/96  B               54        20.927                  0           1,121-          1,121
11/27/96  B               41        20.900                  0             860-            860
12/02/96  B            3,137        20.934                  0          65,660-         65,660
12/03/96  S              604        20.922                  0          12,640           9,341          3,298
12/04/96  S               98        20.693                  0           2,022           1,511            511
12/05/96  B              472        20.608                  0           9,723-          9,723
12/06/96  S            1,108        20.587                  0          22,815          17,141          5,673
12/10/96  S               12        20.736                  0             239             178             61
12/16/96  B            4,628        20.092                  0          92,984-         92,984
12/19/96  B              734        20.244                  0          14,867-         14,867
12/20/96  S            1,212        20.640                  0          25,024          18,829          6,195
12/23/96  S              196        20.723                  0           4,052           3,036          1,015
12/30/96  B              135        20.950                  0           2,818-          2,818
12/31/96  S              459        20.869                  0           9,584           7,133          2,451
               SUB-TOTAL                                    0       4,162,399       4,011,410        150,983
               GRAND TOTAL                          8,268,040      32,803,876      31,826,394        977,485
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
-

CATEGORY 4 - SINGLE TRANSACTION WITH ONE BROKER EXCEEDS 5% OF VALUE
NO TRANSACTIONS QUALIFIED FOR THIS SECTION

/TABLE

         <PAGE 47>

                                SCHEDULE G INFORMATION - PART V


                                    REPORTABLE TRANSACTIONS
                                  NAVISTAR HOURLY 401(K) PLAN                             PAGE 41
                                 FROM 1/1/96     TO 12/31/96
                                                                                          ACCOUNT DMO126100

  DATE              SHARES/         UNIT             EXPENSE        PRINCIPAL        COST           REALIZED
BOUGHT/SOLD       PAR  VALUE        PRICE            INCURRED          CASH        ADJUSTMENT       GAIN/LOSS
-----------       ----------        -----            --------       ---------      ----------       --------

                              F O O T N O T E S
                              -----------------

* = SINGLE TRANSACTION IS 5% REPORTABLE
B = BUY TRANSACTION
S = SELL TRANSACTION
R = REINVESTMENT TRANSACTION
