Form 10-K/A
period 1996-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-06-27
CIK 51296

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


                              AMENDMENT NO. 2


     The undersigned registrant hereby amends the following exhibits of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

    Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
              8-K

              Exhibits, including those Incorporated by Reference
              ---------------------------------------------------

        Exhibit 28.3 - Annual Report on Form 11-K - Navistar International
                       Transportation Corp. 401(k) Retirement Savings Plan



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


                                      June 26, 1997

         <PAGE 2>

Item 14.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K

          Exhibits, including those Incorporated by Reference
          ---------------------------------------------------


          Exhibit 28.3 By this Form 10-K/A the Registrant files its Annual Report on Form 11-K - Navistar International Transportation Corp. 401(k) Retirement Savings Plan. The full text of the report is included in this Form 10-K/A.

         <PAGE 1>

                                                             Exhibit 28.3



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549




                                  FORM 11-K
                                ANNUAL REPORT




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



                            REQUIRED INFORMATION


     Navistar International Transportation Corp. 401(k) Retirement Savings Plan ("Plan") is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Therefore, in lieu of the requirements of Items 1-3 of Form 11-K, the financial statements and schedules of the Plan as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which have been prepared in accordance with the financial reporting requirements of ERISA, are attached hereto as Appendix 1 and incorporated herein by this reference.

         <PAGE 2>

                                                             APPENDIX 1

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------


  TABLE OF CONTENTS                                              Page
  -----------------                                              ----

  INDEPENDENT AUDITORS' REPORT                                     3

  INDEPENDENT AUDITORS' CONSENT                                    3

  FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995
     AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
     DECEMBER 31, 1996:
       Statements of Net Assets Available for Benefits             4
       Statements of Changes in Net Assets
          Available for Benefits                                   5
       Notes to Financial Statements                               6


  SUPPLEMENTAL SCHEDULES AS OF DECEMBER 31, 1996 AND
  FOR THE YEAR THEN ENDED:
       Schedule of Assets Held for Investment Purposes -
         Item 27(a)                                               12
       Schedule of Reportable Transactions - Item 27(d)           13
       Schedule of Party-in-Interest Transactions - Item 27(e)    14


--------------------------------------------------------------------

         <PAGE 3>

INDEPENDENT AUDITORS' REPORT

Navistar International Transportation Corp:

We have audited the accompanying financial statements of the Navistar International Transportation Corp. 401(k) Retirement Savings Plan (the "Plan") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, listed in the table of contents. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed in the table of contents are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security act of 1974 and are not a required part of the basic financial statements. These schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic 1996 financial statements taken as a whole.


DELOITTE & TOUCHE LLP
May 23, 1997
Chicago, Illinois


INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation.:

We consent to the incorporation by reference in the Registration
Statements, including post-effective amendments, No. 2-70979, No. 33-26847 and No. 333-25783 of Navistar International Transportation Corp. on
Form S-8 of our report dated May 23, 1997 appearing in the Annual Report on Form 11-K of Navistar International Transportation Corp. 401(K) Retirement Savings Plan for the year ended December 31, 1996.


DELOITTE & TOUCHE LLP
June 25, 1997
Chicago, Illinois

         <PAGE 4>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
AS OF DECEMBER 31, 1996 AND 1995
-----------------------------------------------

                                                  1996          1995
                                                  ----          ----
ASSETS

INVESTMENTS

Navistar Pooled Stock Fund
  - at market value
    (1996 - 316,459 units of participation,
     cost $4,624,202 and 1995
     - 338,172 units of participation,
     cost $4,946,264)                        $    813,615   $   995,916
American Express Trust Collective
  Income Fund II - at market value
  (1996 - 2,738,743 shares,
   cost $40,450,743 and 1995
   - 2,824,955 shares,
   cost $41,302,090)                           44,923,143    43,695,006
American Express Trust
  Equity Index Fund - at market value
  (1996 - 1,393,755 shares,
   cost $17,988,820 and 1995
   - 1,246,204 shares,
   cost $14,788,880)                           28,580,333    20,824,074
IDS Selective Fund (Y) - at market value
  (1996 - 682,710 shares,
   cost $6,321,013 and 1995
   - 591,001 shares,
   cost $5,470,076)                             6,215,389     5,676,567
IDS New Dimensions Fund (Y) - at market
  value (1996 - 2,528,099 shares,
  cost $38,101,865 and 1995
  - 2,092,532 shares,
  cost $28,939,655)                            52,351,870    36,140,116
Templeton Foreign Fund - at market value
  (1996 - 585,680 shares,
   cost $5,582,480 and 1995
   - 405,251 shares, cost $3,786,761)           6,067,643     3,720,207
Participant loans                               3,780,417     3,072,598
                                             ------------  ------------

Total investments                             142,732,410   114,124,484
                                             ------------  ------------
RECEIVABLES:

Participant pre-tax contributions                 418,526       753,058
Participant after-tax contributions                15,468        13,774
Accrued dividend income                                 -     1,607,784
                                            -------------  ------------

Total receivables                                 433,994     2,374,616
                                            -------------  ------------

NET ASSETS AVAILABLE
FOR BENEFITS                                $143,166,404   $116,499,100
                                            ============   ============

See notes to financial statements.

         <PAGE 5>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
---------------------------------------------

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE
FOR BENEFITS FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------

                                           1996          1995          1994
                                           ----          ----          ----
ADDITIONS TO NET ASSETS:
Investment income:
  Net realized/unrealized appreciation
    (depreciation) in fair value of
    investments                        $ 15,956,443  $ 15,862,135  $(3,515,684)
  Interest and dividend income            3,002,265     2,359,561    4,212,413
                                       ------------  ------------  -----------
      Total investment income            18,958,708    18,221,696      696,729
                                       ------------  ------------  -----------

Participant contributions:
  Pre-tax contributions                  14,347,613    12,170,578   10,921,909
  After-tax contributions                   259,617       213,401      178,286
                                       ------------  ------------  -----------
      Total participant contributions    14,607,230    12,383,979   11,100,195
                                       ------------  ------------  -----------

Rollovers from other qualified plans        475,051       554,164      445,994
Transfers from other qualified plan         764,687             -            -
Other                                        (1,240)        9,664            -
                                       ------------  ------------  -----------

     Total additions to net assets       34,804,436    31,169,503   12,242,918
                                       ------------  ------------  -----------

DEDUCTIONS FROM NET ASSETS:
Benefits paid to participants             8,137,132     4,853,595    3,000,569
Transfers to other qualified plans                -             -        3,100
                                       ------------  ------------  -----------
    Total deductions from net assets      8,137,132     4,853,595    3,003,669
                                       ------------  ------------  -----------

    Net increase                         26,667,304    26,315,908    9,239,249

NET ASSETS AVAILABLE FOR BENEFITS:
  BEGINNING OF YEAR                     116,499,100    90,183,192   80,943,943
                                       ------------  ------------  -----------

  END OF YEAR                          $143,166,404  $116,499,100  $90,183,192
                                       ============  ============  ===========


    >
See notes to financial statements.

---------------------------------------------------------------------------------

         <PAGE 6>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------


NOTES TO FINANCIAL STATEMENTS FOR THE THREE YEARS
ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------

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

     Contributions - Contributions may be made to the Plan on a pre-tax basis, an after-tax basis, or a combination of both. Pre-tax salary reduction contributions to the Plan are subject to annual maximum limits equal to the lesser of 20 percent of a participant's annual compensation or a prescribed dollar amount, indexed for inflation ($9,500, $9,240, and $9,240 for 1996, 1995, and 1994, respectively).
     After-tax contributions are subject to annual maximum limits of 10 percent of annual compensation. Both pre-tax and after-tax contributions may be elected at a minimum level of 1 percent of
     eligible compensation at any time.   Subject to Company approval,
     certain eligible employees are allowed to make rollover contributions transfers to the Plan, if such contributions satisfy applicable regulations. Such employees are not required to be participants for any other purpose than their rollover account; however, neither after-tax contributions nor pre-tax salary reduction contributions may be made until such time as such employee would otherwise become eligible to and does elect participation in the Plan.

     The Plan permits the Company to make matching and discretionary contributions. Company matching and discretionary contributions are subject to a vesting schedule based upon the participant's length of employment, and fully vest upon completion of five years of service.

         <PAGE 7>

     Non-vested Company matching contributions are forfeited when a participant retires or terminates service. Such forfeitures are used to offset future Company contributions. Salary reduction contributions, employee after-tax contributions and rollover contributions are fully vested immediately. The Company did not make any matching or discretionary contributions to the Plan during any of the three years in the period ended December 31, 1996.

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

     -  IDS New Dimensions Fund   (Y) is a mutual fund which invests
        primarily in ordinary common stock of United States companies;


     - Templeton Foreign Fund is a specialty growth fund which invests primarily in common stocks and other securities of companies and governments outside the United States.

     Company contributions, other than salary reduction contributions, made prior to October 1, 1991, were invested in Navistar International Corporation Common Stock until the employee attained age 55 and
     elected a different investment option.   Effective October 1, 1991,
     existing account balances arising from such past Company contributions may, at the direction of the participants, be transferred from the Navistar Pooled Stock Fund to the other available investment options. No future contributions or transfers to the Navistar Pooled Stock Fund are permitted. (See Note 10.) The Navistar Pooled Stock Fund invests primarily in the Common Stock of Navistar International Corporation ("Navistar"), the parent of the Company.

     Participant Accounts - Contributions and assets allocated to a specific investment fund are commingled with those of other partici pants and are invested in accordance with the nature of the specific fund. Realized gains and losses, unrealized appreciation and depreciation, and dividends and interest are allocated to participants based on their proportionate share of the funds. Fund managers' fees are charged to participants' accounts as a reduction of the return earned on each investment option.

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

         <PAGE 8>

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

    Participant Withdrawals - As of December 31, 1996 and December 31, 1995, there were no benefits which were due to former participants who have withdrawn from participation in the Plan. Benefits are recorded when paid.

    Reclassifications - Certain 1994 amounts have been reclassified to conform with the presentation used in the 1996 and 1995 financial statements.

 3. TAX STATUS OF THE PLAN

    The Internal Revenue Service has issued a favorable determination letter, dated April 1996, that the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. The Company believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Code and thus the Plan and related trust are exempt from federal income taxes under
    Section 501(a) of the Code as of the financial statement date.


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

         <PAGE 9>

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

 7. INVESTMENTS EXCEEDING 5 PERCENT OF NET ASSETS

    The Plan's investments which exceeded 5 percent of net assets available for benefits as of December 31, 1996 and 1995 are as follows:

                                               1996              1995
                                               ----              ----

    American Express Trust
      Collective Income Fund II            $44,923,143       $43,695,006

    American Express Trust
      Equity Index Fund                     28,580,333        20,824,074

    IDS New Dimensions Fund (Y)             52,351,870        36,140,116

 8. TRANSACTIONS IN EMPLOYER SECURITIES

    The Common Stock of Navistar was purchased and distributed by the Trustee in the Plan years ended December 31, at cost, as follows:

                                                                Net
                                                              Loss on
    Plan Year     Purchased     Distributed        Sold       Disposal
    ---------     ---------     -----------        ----       --------

    1996          $  12,954      $  13,061       $323,235     $260,828
                  =========      =========       ========     ========

    1995          $  26,311      $  26,311       $551,334     $403,319
                  =========      =========       ========     ========

    1994          $  26,406      $  14,223       $230,974     $150,143
                  =========      =========       ========     ========

         <PAGE 10>

9.  BY FUND INFORMATION

    Investment income, participant pre-tax and after-tax contributions, and benefits paid to participants by separate investment fund are as follows for each of the three years in the period ended December 31, 1996.
                                       1996         1995         1994
                                      -----         ----         ----
    Net realized/unrealized
      appreciation (depreciation)
      in fair value of
      investments:
      Navistar Pooled Stock Fund   $  (121,065) $  (436,640)   $ (880,448)
      American Express
        Trust Collective
        Income Fund II               2,618,132    2,626,419         6,647
      American Express
        Trust Equity Index Fund      5,191,035    5,286,987      (188,264)
      IDS Selective Fund (Y)          (337,431)     551,665      (440,083)
      IDS New Dimensions Fund (Y)    8,013,997    7,724,225    (1,826,662)
      Templeton Foreign Fund           591,775      109,479      (186,874)
                                   -----------  -----------   -----------
    Total                          $15,956,443  $15,862,135   $(3,515,684)
                                   ===========  ===========   ===========
    Interest and dividend income:
      American Express Trust
        Collective Income Fund II  $    74,368  $    72,807   $ 2,282,730
      American Express
        Trust Equity Index Fund         51,963       33,329       379,072
      IDS Selective Fund (Y)           506,743      337,512       294,839
      IDS New Dimensions Fund (Y)    2,099,499    1,667,232     1,157,361
      Templeton Foreign Fund           269,692      248,681        98,411
                                   -----------  -----------   -----------
    Total                          $ 3,002,265  $ 2,359,561   $ 4,212,413
                                   ===========  ===========   ===========
    Participant pre-tax contributions:
      American Express Trust
        Collective Income Fund II  $ 3,750,627   $ 3,925,317  $ 3,751,790
      American Express
        Trust Equity Index Fund      2,858,460     2,024,078    1,776,419
      IDS Selective Fund (Y)         1,233,966     1,029,154    1,096,877
      IDS New Dimensions Fund (Y)    5,388,991     4,179,136    4,104,810
      Templeton Foreign Fund         1,115,569     1,012,893      192,013
                                   -----------   -----------  -----------
    Total                          $14,347,613   $12,170,578  $10,921,909
                                   ===========   ===========  ===========
    Participant after-tax
      contributions:
      American Express Trust
        Collective Income Fund II  $    58,089   $    70,157  $    45,932
      American Express Trust
        Equity Index Fund               64,654        33,920       30,895
      IDS Selective Fund (Y)            10,038        10,556       17,102
      IDS New Dimensions Fund (Y)       79,178        58,573       59,590
      Templeton Foreign Fund            47,658        40,195       24,767
                                   -----------   -----------  -----------
    Total                          $   259,617   $   213,401  $   178,286
                                   ===========   ===========  ===========

    Benefits paid to participants:
      Navistar Pooled Stock Fund   $    31,203   $    52,599  $    45,368
      American Express Trust
        Collective Income Fund II    4,191,441     3,057,367    1,696,562
      American Express Trust
        Equity Index Fund            1,129,939       552,080      472,505
      IDS Selective Fund (Y)           371,048       135,940      117,681
      IDS New Dimensions Fund (Y)    1,955,670       958,158      651,385
      Templeton Foreign Fund           317,770        21,395            -
      Participant loans                140,061        76,056       17,068
                                   -----------   -----------  -----------
    Total                          $ 8,137,132   $ 4,853,595  $ 3,000,569
                                   ===========   ===========  ===========

         <PAGE 11>

10. SUBSEQUENT EVENTS

    On March 3, 1997, a total of $912,331, representing the complete account balances of 43 participants, was transferred to the Core Materials Corporation 401(k) Retirement Savings Plan. This transfer was in accordance with the Asset Purchase Agreement between Navistar International Transportation Corp. and RYMAC Mortgage Investment Corporation, the predecessor by merger to Core Materials Corporation, dated September 12, 1996.

     During March 1997, a total of $183,337, representing rollover account balances of 11 individuals eligible to participate in the new Navistar Retirement Accumulation Plan, was transferred into that plan. These accounts had initially been rolled over into the Navistar International Transportation Corp. Retirement Savings Plan as an accommodation to these newly hired employees until the Navistar Retirement Accumulation Plan became operational.

     Effective May 1, 1997, the Navistar International Corporation Common Stock Pooled Fund was re-opened as an investment option within this plan. The Fund was previously closed to new contributions. The Fund consists primarily of Navistar International Corporation Common Stock.

     Based on closing market prices on May 23, 1997, the market values of the Plan's investments held at December 31, 1996 have increased (decreased) from the market values shown in the Statement of Net Assets Available For Benefits in amounts as follows:

     Navistar Pooled Stock Fund                     $   498,740

     American Express Trust Collective
       Income  Fund II                                1,049,397

     American Express Trust Equity Index Fund         4,264,897

     IDS Selective Fund (Y)                             (91,480)

     IDS New Dimensions Fund (Y)                      5,192,719

     Templeton Foreign Fund                             521,257
                                                    -----------

     Net increase in market value                   $11,435,530
                                                    ===========

         <PAGE 12>

NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------

SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES - ITEM 27(a), DECEMBER 31, 1996
-------------------------------------------------------------------------------



                                  DESCRIPTION OF INVESTMENT,
                                  INCLUDING MATURITY DATE,
    IDENTITY OF ISSUE, BORROWER,  RATE OF INTEREST, COLLATERAL,                       MARKET
(1) LESSOR OR SIMILAR PARTY       PAR OR MATURITY VALUE                  COST         VALUE
--------------------------------  ------------------------------     -----------  ------------
*   Navistar Pooled Stock Fund    316,459 units of participation     $ 4,624,202  $    813,615

    American Express Trust        2,738,743 shares of beneficial
      Collective Income Fund II     interest, collective
                                    investment fund                   40,450,743    44,923,143

    American Express Trust        1,393,755 shares of beneficial
      Equity Index Fund             interest, collective
                                    investment fund                   17,988,820    28,580,333

    IDS Selective Fund (Y)        682,710 shares of beneficial
                                    interest, mutual fund              6,321,013     6,215,389

    IDS New Dimensions Fund (Y)   2,528,099 shares of beneficial
                                    interest, mutual fund             38,101,865    52,351,870

    Templeton Foreign Fund        585,680 shares of beneficial
                                    interest, specialty
                                    growth mutual fund                 5,582,480     6,067,643

    Participant Loans             Interest rates ranging
                                    from 6.01% - 10.30%,
                                    (maturing 1997 through 2006)       3,780,417     3,780,417
                                                                    ------------  ------------

    TOTAL INVESTMENTS                                               $116,849,540  $142,732,410
                                                                    ============  ============

(1)  An asterisk indicates a party-in-interest.

-------------------------------------------------------------------------

         <PAGE 13>



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------


SCHEDULE OF REPORTABLE TRANSACTIONS - ITEM 27(d)
YEAR ENDED DECEMBER 31, 1996
------------------------------------------------

SERIES OF TRANSACTIONS
                                                                                             Net
                                          Number      Number                                 Gain
                            Description     of          of                                    or
Identity of Issue            of Asset    Purchases    Sales    Purchases       Sales        (loss)
-----------------           -----------  ---------    ------  -----------    ----------    --------
IDS New Dimension Fund      Mutual Fund        122            $11,950,952

IDS New Dimension Fund      Mutual Fund                 101                  $3,753,200    $964,453


American Express Trust      Collective          66              5,700,501
  Collective Income           Investment
  Fund II                     Fund


American Express Trust      Collective                  131                   7,088,626     536,773
  Collective Income           Investment
  Fund II                     Fund


American Express Trust     Collective          108              4,506,500
  Equity Index Fund          Investment
                             Fund

American Express Trust     Collective                    83                   1,941,276     634,717
  Equity Index Fund          Investment
                             Fund

         <PAGE 14>



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
401(k) RETIREMENT SAVINGS PLAN
-------------------------------------------


SCHEDULE OF PARTY-IN-INTEREST TRANSACTIONS - ITEM 27(e)
YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------

                                                                    MAREKT
                                                      COST          VALUE
                                                    OF ASSETS     OF ASSETS     NET GAIN
                                    DESCRIPTION     PURCHASED     AT DATE OF     (LOSS)
  IDENTITY OF                            OF            OR        DISPOSAL OR    ON EACH
PARTY INVOLVED    RELATIONSHIP      TRANSACTION      DISPOSED    DISTRIBUTION  TRANSACTION
--------------    ------------      -----------     ---------    ------------  -----------
Navistar          Parent            Navistar
  International     Corporation       International
  Corporation       of Plan           Corporation
                                      common stock
                                      purchases
                                      and
                                      distributions  $ 12,954       $  13,061  $     107



Navistar          Parent            Navistar
  International     Corporation       International
  Corporation       of Plan           Corporation
                    sponsor           common stock   $323,235       $  62,300  $(260,935)


----------------------------------------------------------------------------------------