Form 10-K
period 1997-10-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1997-12-22
CIK 51296

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

  ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1997
                                     OR
  (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from       to

Commission file number 1-5236

                  NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                  -------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                            36-1264810
             -------------------------------              -----------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)             Identification No.)

    455 North Cityfront Plaza Drive, Chicago, Illinois          60611
    --------------------------------------------------    -----------------
         (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (312) 836-2000

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
            Title of Each Class                      on Which Registered
------------------------------------------           ---------------------
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

     As of December 15, 1997, the number of shares outstanding of the registrant's capital stock was 1,000.

                      Document Incorporated by Reference
                      ----------------------------------
Navistar Financial Corporation 1997 Annual Report on Form 10-K (Part IV)

     THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF NAVISTAR
INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN
GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

         <PAGE 2>

            NAVISTAR INTERNATIONAL TRANSPORTATION CORP.

                              FORM 10-K

                     Year Ended October 31, 1997

                               INDEX
                                                          10-K Page
                                                          ---------
PART I

  Item 1.  Business  .....................................     3
  Item 2.  Properties ....................................     8
  Item 3.  Legal Proceeding ..............................     9
  Item 4.  Submission of Matters to a
             Vote of Security Holders (A) ................     9

PART II

  Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters .............     9
  Item 6.  Selected Financial Data (A) ...................     9
  Item 7.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition    10
  Item 8.  Financial Statements and Supplementary Data ...    17
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ......    47

PART III

  Item 10. Directors and Executive Officers
             of the Registrant (A) .......................    47
  Item 11. Executive Compensation (A) ....................    47
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management (A) ...................    47
  Item 13. Certain Relationships
             and Related Transactions (A) ................    47

PART IV

  Item 14. Exhibits, Financial Statement Schedule
             and Reports on Form 8-K .....................    47

INDEPENDENT AUDITORS' REPORT ...........................      45

INDEPENDENT AUDITORS' CONSENT ..........................      46

SIGNATURES

  Principal Accounting Officer ..........................     48
  Directors .............................................     49

POWER OF ATTORNEY .......................................     49

SCHEDULES ...............................................    F-1
EXHIBITS ................................................    E-1

(A) Omitted or amended as the registrant is a wholly owned subsidiary of Navistar International Corporation and meets the conditions set forth in General Instructions
     I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form with the reduced disclosure format.

         <PAGE 3>

                                 PART I

ITEM 1.  BUSINESS

     Navistar International Transportation Corp., hereinafter referred to as "the company" and "Transportation," is the wholly owned subsidiary of a holding company, Navistar International Corporation, hereinafter referred to as "Navistar" and "Parent Company." During September 1997, Transportation transferred its interest in the Mexican manufacturing subsidiary to the Parent Company. The transfer was recorded at the Mexican subsidiary's net book value. Accordingly, this subsidiary's financial position and operating results, which were not material, are excluded from Transportation's 1997 financial statements.

     Transportation operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of Transportation's business activities. The financial services operations consist of Navistar Financial Corporation
(NFC), its domestic insurance subsidiary and Transportation's foreign finance and insurance subsidiaries. NFC's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. Industry segment data for 1997, 1996 and 1995 is summarized in Note 14 to the Financial Statements, which is incorporated herein by reference.

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

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, in thousands of units:

                                            YEARS ENDED OCTOBER 31,
                                          ---------------------------
                                       1997   1996   1995   1994   1993
                                       -----  -----  -----  -----  -----

Class 5, 6 and 7 medium trucks and
  school buses ...................     150.6  145.8  151.8  134.2  122.5
Class 8 heavy trucks .............     196.8  195.4  228.8  205.4  166.4
                                       -----  -----  -----  -----  -----

  Total ..........................     347.4  341.2  380.6  339.6  288.9
                                       =====  =====  =====  =====  =====


     Source: Monthly data provided by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

         <PAGE 4>

     The Class 5 through 8 truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

TRANSPORTATION MARKET SHARE

     Transportation delivered 99,500 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1997, a 6% increase from the 94,000 units delivered in 1996. Transportation's combined share of the Class 5 through 8 truck market was 28.6% in 1997 and 27.5% in 1996. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 17 fiscal years based on data obtained from the American Automobile Manufacturers Association, the United States Motor Vehicle Manufacturers Association and R.L. Polk & Company.

PRODUCTS

     The following table illustrates the percentage of Transportation's manufacturing sales by class of product based on dollar amount:

                                            YEARS ENDED OCTOBER 31,
                                          ---------------------------
PRODUCT CLASS                          1997          1996          1995
-------------                          ----          ----          ----

Class 5, 6 and 7 medium trucks and
  school buses ...................      34%           35%           32%
Class 8 heavy trucks .............      37            35            42
Service parts ....................      13            14            12
Engines ..........................      16            16            14
                                       ---           ---           ---
  Total ..........................     100%          100%          100%
                                       ===           ===           ===

     Transportation manufactures a full line of products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 87% of all medium truck shipments for fiscal year 1997 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts. During 1997, the company announced plans for approximately $350 million in capital spending and $300 million in development expense over the next six years for development of the next generation truck.

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

     Transportation has an agreement to supply its 7.3 liter (7.3L) electronically controlled diesel engine to Ford Motor Company (Ford) through the year 2002 for use in all of its diesel-powered light trucks and vans. Sales of this engine to Ford currently account for approximately 87% of Transportation's 7.3L sales. Shipments of engines to all original equipment manufacturers totaled a record 184,000 units in 1997, an increase of 13% from the 163,200 units shipped in 1996. During 1997, Transportation entered into a ten-year agreement, effective with model year 2003, to supply Ford with a 7.3L replacement product.

SERVICE PARTS

     In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Navistar also operates a parts distribution center in Mexico.

     Transportation's service parts program is vital to the maintenance of the relationship with its customers and dealers. The sale of replacement parts does not represent a separate and distinct business of Transportation. Transportation's truck group makes decisions about the pricing of trucks and replacement parts based upon a variety of factors which integrally link the pricing and sale of replacement parts with the sale of medium and heavy trucks, including school buses. The acceptable price for dealers and fleet truck sales is determined by not only looking at the market price of the individual trucks themselves, but also by analyzing the amount of future replacement parts that will be purchased from Transportation over the truck's life cycle and the total expected profit contribution, including future replacement parts, expected to be realized on each sale. Accordingly, the pricing of trucks and replacement parts is not independently determined.

MARKETING AND DISTRIBUTION

     Transportation's truck products are distributed in virtually all key markets in the United States and Canada. Transportation's truck distribution and service network in these countries was composed of 954, 957 and 958 dealers and retail outlets at October 31, 1997, 1996 and 1995, respectively. Included in these totals were 514, 504 and 490 secondary and associate locations at October 31, 1997, 1996 and 1995, respectively. Navistar also has a dealer network in Mexico composed of 38 and 23 dealer locations at October 31, 1997 and 1996, respectively.

     Navistar's retail dealer activity is supported by 5 regional operations in the United States and general offices in Canada and Mexico. Transportation has a national account sales group, responsible
for 99 major national account customers.   Transportation's network of
16 Used Truck Centers in the United States provides trade-in support to the company's dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Trucks, components and service parts are exported for wholesale and retail sale to more than 70 countries around the world.

         <PAGE 6>

FINANCIAL SERVICES

     NFC is a financial services organization that provides wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. NFC also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1997 and 1996, NFC provided wholesale financing for 94% of the new truck units sold by Transportation to its dealers and distributors in the United States and retail and lease financing for 13% and 16%, respectively, of all new truck units sold or leased by Transportation to retail customers.

     NFC's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

     Harbour Assurance Company of Bermuda Limited offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies.

IMPORTANT SUPPORTING OPERATIONS

     In the United States, Transportation has a third party sales financing agreement with Associates Commercial Corporation to provide wholesale financing to certain of its truck dealers and retail financing to their customers. Navistar International Corporation Canada also has an agreement with a subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $92 million, $101 million, and $91 million for 1997, 1996 and 1995, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1997, 1996 and 1995 was $2,360 million, $1,254 million and $2,581 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 16,060, 14,186 and 16,078 individuals at October 31, 1997, 1996 and 1995, respectively.

         <PAGE 7>

LABOR RELATIONS

     At October 31, 1997, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,079 of Transportation's active employees in the United States, and the Canadian Auto Workers (CAW) represented 2,142 of Transportation's active employees in Canada. Other unions represented 955 of Transportation's active employees in the United States and Canada. Transportation entered into a collective bargaining agreement with the UAW in 1995, which would have expired on October 1, 1998. During August 1997, the company's collective bargaining agreement with the UAW was extended through October 1, 2002. This contract allows the company to focus its assembly plants, simplify current product lines, invest in new product development, and achieve more competitive wage, benefit and productivity levels. In addition, Transportation entered into a collective bargaining agreement with the CAW in 1996, which expires on October 24, 1999.

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

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck and engine products. A majority of Transportation's requirements for raw materials and supplies is filled by single-source suppliers.

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

         <PAGE 8>

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. Transportation believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, Transportation has incurred research and tooling costs to redesign its engine product lines to meet the United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective for the 1998 model year. In addition to the 1998 standards, Transportation, along with other engine manufacturers, has signed a voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve new reductions in ozone-causing exhaust emissions by 2004. In October 1997, as a result of the Statement of Principles, the U.S. EPA issued a final rule defining heavy-duty emission requirements for the 2004 model year. Transportation will also provide engines that satisfy 1998 Clean Fuel Fleet Vehicle requirements and must also satisfy California's emission standards in 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating). Transportation expects that its diesel engines will be able to meet all of these standards within the required time frame.

     Effective with the 1998 model year, Canada's emission standards mirror those of the U.S. EPA and require the sale of low-sulfur diesel fuel effective October 1, 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel.

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

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for two sites formerly owned by Transportation, Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, Transportation recorded a $33 million charge as a loss of discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on Transportation's financial position or operating results.

ITEM 2.  PROPERTIES

     In the United States and Canada, Transportation owns and operates eight manufacturing and assembly operations, which contain approximately nine million square feet of floor space. Four facilities manufacture and assemble trucks, two plants manufacture diesel engines and two locations produce gray iron castings. The Parent Company also manufactures trucks at a facility owned and operated through a joint venture in the U.S. and is constructing a truck assembly facility in Mexico. In addition, Transportation owns or leases other significant properties in the United States and Canada including vehicle and parts distribution centers, sales offices, an engineering center and its headquarters in Chicago.

         <PAGE 9>

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

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease six other office locations in the United States.

ITEM 3.  LEGAL PROCEEDINGS

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

                                 PART II

                                                                 Page
                                                                 ----

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS ........                 42

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

     Navistar International Transportation Corp., hereinafter referred to as "the company" and "Transportation," is the wholly owned subsidiary of a holding company, Navistar International Corporation, hereinafter referred to as "Parent Company" or "Navistar." Transportation's manufacturing operations are engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada. These products are also sold to distributors in selected export markets. The financial services operations provide wholesale, retail and lease financing, and commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system. During September 1997, Transportation transferred its interest in the Mexican manufacturing subsidiary to the Parent Company. The transfer was recorded at the Mexican subsidiary's net book value. Accordingly, this subsidiary's financial position and operating results, which were not material, are excluded from Transportation's 1997 financial statements.

     The discussion and analysis reviews the operating and financial results, and liquidity and capital resources of manufacturing operations and financial services operations. Manufacturing operations include the financial results of the financial services operations included on a one-line basis under the equity method of accounting. Financial services operations include Navistar Financial Corporation (NFC), its domestic insurance subsidiary as well as Transportation's foreign finance and insurance companies. See Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

     Transportation reported net income of $90 million for 1997 reflecting higher sales of manufactured products. Transportation reported a net loss of $41 million in 1996 and reported net income of $102 million in 1995. The net loss in 1996 included a one-time $35 million charge for costs related to the termination of the next generation truck (NGT) program. In August 1997, Transportation and the United Auto Workers reached agreement on a master contract extension that enabled the company to reinstate this program. The remaining accrual for the 1996 charge at the time of the announcement was not material.

     Transportation's manufacturing operations reported income before income taxes of $53 million in 1997 compared with a pretax loss of $87 million in 1996 and pretax income of $96 million in 1995. The increase in 1997 reflects higher sales of trucks and diesel engines as well as the effects of improved pricing and various cost improvement initiatives. The decrease in 1996 from 1995 reflects a decline in demand for trucks as well as the charge for termination of the company's next generation truck program.

     Transportation's financial services operations had income before income taxes of $78 million, $83 million and $62 million in 1997, 1996 and 1995, respectively.

         <PAGE  11>

     NFC's pretax income in 1997 was $75 million, a 7% decrease from $81 million in 1996. The change is primarily a result of lower income on sales of retail receivables and a decline in wholesale financing activity. The reduced gains on sales resulted from lower margins on retail notes reflecting higher market interest rates prior to the date of sale. NFC's pretax income increased $22 million in 1996 from the $59 million reported in 1995 primarily due to higher income on sales of retail notes and an increased volume of wholesale financing.

     Earnings from the foreign finance and insurance subsidiaries were $3 million, $2 million and $3 million in 1997, 1996 and 1995, respectively.

Sales and Revenues. Industry retail sales of Class 5 through 8 trucks totaled 347,400 units in 1997, a 2% increase from the 341,200 units sold in 1996, but 9% lower than the 380,600 units sold in 1995. Class 8 heavy truck sales totaled 196,800 units, comparable to the 195,400 units sold in 1996 but a decrease of 14% from the 228,800 units sold in 1995. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, totaled 150,600 units in 1997, a 3% increase from 1996 when 145,800 units were sold, and comparable to the 151,800 units sold in 1995. Industry sales of school buses, which accounted for 22% of the medium truck market, increased slightly from 1996 to 33,200 units.

     Sales and revenues of $6,300 million in 1997 were 10% higher than the $5,731 million reported in 1996 and comparable to the $6,326 million reported in 1995. Sales of trucks, mid-range diesel engines and service parts totaled $6,107 million in 1997, 11% above the $5,508 million reported for 1996 and comparable to the $6,125 million reported in 1995.

     Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market in 1997 with a 28.6% market share, an increase from the 27.5% share in 1996 and the 26.7% share in 1995. (Sources: American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R. L. Polk & Company.) In 1997, Transportation's share of the Class 8 heavy truck market increased to 18.6% from 17.1% in 1996 and 18.4% in 1995.

     Shipments of mid-range diesel engines by Transportation to other original equipment manufacturers during 1997 were a record 184,000 units, a 13% increase from 1996 and a 19% improvement over 1995. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $806 million in 1997 increased from the $760 million reported in 1996 and were 10% higher than the $730 million reported in 1995 as a result of dealer and national account volume growth.

     Finance and insurance revenue for 1997 was $174 million, 12% lower than the $197 million reported in 1996 primarily as a result of a decline in wholesale financing activity. Revenues from financial services operations increased 18% between 1996 and 1995 primarily as a result of higher income on sales of retail notes.

         <PAGE 12>

Costs and Expenses. Manufacturing gross margin was 14.2% of sales in 1997, compared with 12.5% in 1996 and 13.8% in 1995. The increase in gross margin is primarily due to lower production costs and improved pricing offset by a provision for employee profit sharing. Factors which contributed to the change in gross margin between 1996 and 1995 included lower sales volumes, more competitive pricing and the costs of terminating the next generation truck program.

     Engineering and research expense was $124 million in 1997, $129 million in 1996 and $113 million in 1995, reflecting continuing investment in new truck and engine products as well as improvements to existing products.

     Marketing and administrative expense was $358 million in 1997 compared with $319 million in 1996 and $307 million in 1995. The change between 1997 and 1996 is the result of higher sales and distribution costs, and an increase in the provision for payment to employees as provided by the company's performance incentive programs. The $12 million increase in the expense between 1996 and 1995 reflects investment in the implementation of Transportation's strategy to reduce costs and complexity in its manufacturing processes.

     Interest expense decreased to $156 million in 1997 from $168 million in 1996 and $173 million in 1995. The decreases in 1997 and 1996 were the result of lower wholesale note funding requirements and declining interest rates.

     Finance service charges on sold receivables were $23 million in 1997, 4% lower than in 1996 and 23% lower than in 1995.

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

     Total cash, cash equivalents and marketable securities of Transportation amounted to $291 million at October 31, 1997, $348 million at October 31, 1996 and $668 million at October 31, 1995.

     Cash provided by operations during 1997 totaled $138 million, primarily from net income of $90 million, and $68 million of other noncash items, principally depreciation. These amounts were partially offset by a net change in operating assets and liabilities of $20 million.

         <PAGE  13>

     The net change in operating assets and liabilities of $20 million includes a $275 million increase in receivables, reflecting continued strong demand for the company's products, offset by a $271 million increase in accounts payable as a result of increased production in the fourth quarter.

     Investment programs included a net decrease in marketable securities, as sales of securities exceeded purchases by $24 million. During 1997, the purchase of $970 million of retail notes and lease receivables was funded with $958 million in proceeds from the sale of receivables and principal collections of $94 million. Other investment activities used $42 million for an increase in property and equipment leased to others and $90 million to fund capital expenditures to increase mid-range diesel engine capacity and for truck product improvements.

     Financing activities used cash of $46 million for principal payments on long-term debt and $285 million to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper programs offset by an increase of $209 million in long-term debt.

     During 1997 and 1996, NFC supplied 94% of the wholesale financing of new trucks sold to Transportation's dealers compared with 93% in 1995. NFC's share of the retail financing of new trucks sold in the United States decreased to 13% in 1997 from 16% in 1996 and 14% in 1995 due to the highly competitive commercial financing market.

     The sale of finance receivables is a significant source of funding for the financial services operations. During 1997, 1996 and 1995, NFC sold $987 million, $985 million and $740 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary. The net proceeds from these sales were used for general working capital purposes. In November 1997, NFC sold an additional $500 million of retail notes through NFRRC.

     NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At October 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,473 million. See Note 8 to the Financial Statements.

     NFC has a $925 million contractually committed bank revolving credit facility and a $400 million asset-backed commercial paper program supported by a bank liquidity facility which mature in March 2001. NFC also utilizes a $600 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is comprised of two $100 million tranches of investor certificates maturing serially from 1998 to 1999, and two $200 million tranches maturing in 2003 and 2004. At October 31, 1997 the remaining shelf registration available for issuance of investor certificates was $200 million.

     At October 31, 1997, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $532 million and $14 million, respectively, of which $141 million was used to back short-term debt at October 31, 1997.

         <PAGE 14>

     Transportation finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors. Transportation had outstanding capital commitments of $79 million at October 31, 1997 primarily for increased manufacturing capacity at the Indianapolis engine plant. In addition, Navistar has outstanding capital commitments of $58 million for construction of a truck assembly facility in Mexico.

     Transportation has announced plans for approximately $350 million in capital spending over the next six years for the NGT program. Capital expenditures for 1998 are expected to be approximately triple the current year's level. Approximately $25 million is to be spent in 1998
for the NGT program.   Additional capital expenditures are planned for
increased manufacturing capacity at the Indianapolis engine plant, and improvements to existing facilities and products. The company's investment in the NGT program will also include $300 million in development expense over the next six years, of which approximately $50 million is planned for 1998.

     In November 1997, Transportation contributed $200 million to the Retiree Health Care Base Trust and contributed $100 million to the hourly pension plan.

     NFC's maximum exposure under all receivable sale recourse provisions at October 31, 1997 was $246 million; however, management believes that the allowance for credit losses on sold receivables is adequate.

     At October 31, 1997, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. The company is subject to maximum recourse of $261 million on retail contracts and $13 million on retail leases. In addition, as of October 31, 1997, the company is contingently liable for approximately $49 million for various guarantees and buyback programs; however, based on historical loss trends, the company's exposure is not considered material.

     The Canadian operating subsidiary, NFC and certain other subsidiaries included in financial services operations are parties to agreements which result in the restriction of amounts which can be distributed to Transportation in the form of dividends, loans or advances. As of October 31, 1997, the maximum amount of dividends which were available for distribution under the most restrictive covenants was $62 million.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1997.

     Management continues to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

         <PAGE 15>

ENVIRONMENTAL MATTERS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge as a loss of discontinued operations related to environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. Included in the charge was an anticipated $11 million payment to the Economic Development Administration, a division of the U.S. Department of Commerce, in settlement of commercial and environmental disputes related to the Wisconsin Steel property. In 1997, the U.S. Department of Justice and Transportation approved the final consent decree related to the Wisconsin Steel property and Transportation paid $11 million to the Economic Development Administration.

     Transportation has been named a potentially responsible party
(PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former company locations. Based on information available to Transportation, which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the probable costs and is provided for in the financial statements. These obligations generally are recognized no later than completion of the remedial feasibility study and are not discounted to their present value. Transportation reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on Transportation's financial results.

DERIVATIVE FINANCIAL INSTRUMENTS

     As disclosed in Notes 1 and 10 to the Financial Statements, Transportation uses derivative financial instruments to transfer or reduce the risks of foreign exchange and interest rate volatility, and potentially increase the return on invested funds. Transportation's policy does not allow the use of derivatives for speculative purposes.

     Transportation's manufacturing operations, as conditions warrant, hedge foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from sales of manufactured products in other countries. Contracted purchases of commodities for manufacturing may be hedged up to one year. The manufacturing operations had no foreign exchange exposure at October 31, 1997.

     NFC uses interest rate caps, interest rate swaps and forward interest rate contracts when needed to convert floating rate funds to fixed and vice versa to match its asset portfolio. NFC also uses forward interest rate contracts to manage its exposure to fluctuations in funding costs from the anticipated securitization and sale of retail notes. During 1997, NFC entered into $500 million of interest rate hedge agreements in anticipation of the November 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale, and the loss at October 31, 1997, which was not material, was deferred and reduced the gain recognized on the sale of receivables in November 1997.

     Both manufacturing operations and NFC purchase collateralized mortgage obligations that have relatively stable cash flow patterns in relation to interest rate changes.

         <PAGE 16>

YEAR 2000

     Transportation has made and will make certain investments in its software systems and applications to ensure that Transportation is Year 2000 compliant. The financial impact to Transportation has not been and is not anticipated to be material to its financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify disclosures and, accordingly, will have no impact on Transportation's reported financial position, results of operations and cash flows. Transportation is assessing the impact of SFAS 131 on its reported segments.

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong
during 1997.    An improvement in the number of new truck orders has
increased the company's order backlog to 45,300 units at October 31, 1997 from 20,900 units at October 31, 1996. Retail deliveries in 1998 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     The company currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 195,000 units, a slight decrease from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 116,000 units, slightly lower than in 1997. Demand for school buses is expected to decrease 8% in 1998 to 30,500 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 215,700 units, 17% higher than in 1997. The company's service parts sales are projected to grow 9% to approximately $875 million.

     During August 1997, the company's current master contract with the United Auto Workers (UAW) was extended through October 1, 2002. This contract allows the company to focus its assembly plants, simplify current product lines, invest in new product development, and achieve more competitive wage, benefit and productivity levels.

     During 1997, the company entered into a ten-year agreement, effective with model year 2003, to supply newly designed, advanced technology engines through the year 2012 to Ford Motor Company for use in its diesel-powered light trucks and vans. The company's current engine agreement with Ford was extended through model year 2002.

         <PAGE 17>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Index To Financial Statements

                                                                 Page
                                                                 ----

Navistar International Transportation Corp.:

Statement of Income ........................                      18
Statement of Financial Condition ...........                      19
Statement of Cash Flow .....................                      20
Notes to Financial Statements ..............                      21
Independent Auditors' Report ...............                      45

Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1997, 1996 and 1995 appearing on pages 8 through 34 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1997, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28.1 to this Form 10-K.

         <PAGE 18>

STATEMENT OF INCOME
---------------------------------------------------------------------------------
For the Years Ended October 31 (Millions of dollars)
---------------------------------------------------------------------------------


                                      Navistar International Transportation Corp.
                                             and Consolidated Subsidiaries
                                      ------------------------------------------
                                        1997             1996             1995
                                       ------           ------           ------
Sales and revenues
Sales of manufactured products ...     $6,107           $5,508           $6,125
Finance and insurance revenue ....        174              197              167
Other income .....................         19               26               34
                                       ------           ------           ------
  Total sales and revenues .......      6,300            5,731            6,326
                                       ------           ------           ------
Costs and expenses
Cost of products and services sold      5,257            4,828            5,289
Postretirement benefits ..........        215              220              206
Engineering and research expense..        124              129              113
Marketing and
  administrative expense .........        358              319              307
Interest expense .................        156              168              173
Financing charges
  on sold receivables ............         23               24               30
Insurance claims
  and underwriting expense .......         36               47               50
                                       ------           ------           ------
  Total costs and expenses .......      6,169            5,735            6,168
                                       ------           ------           ------
  Income (loss) before
    income taxes .................        131               (4)             158
  Income tax expense .............        (41)             (37)             (56)
                                       ------           ------           ------
Net income (loss) ................     $   90           $  (41)          $  102
                                       ======           ======           ======

See Notes to Financial Statements.

         <PAGE 19>

STATEMENT OF FINANCIAL CONDITION
--------------------------------------------------------------------------------
As of October 31 (Millions of dollars)
--------------------------------------------------------------------------------

                                                        Navistar International
                                                       Transportation Corp. and
                                                       Consolidated Subsidiaries
                                                       -------------------------
                                                          1997             1996
ASSETS                                                   ------           ------
-----------------------------------
Cash and cash equivalents ....................           $  164           $  204
Marketable securities ........................              127              144
                                                         ------           ------
                                                            291              348
Receivables, net .............................            1,827            1,646
Inventories ..................................              471              463
Property and equipment, net ..................              752              770
Investments and other assets .................              317              211
Intangible pension assets ....................              212              314
                                                         ------           ------
Total assets .................................           $3,870           $3,752
                                                         ======           ======


LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------

Liabilities
Accounts payable, principally trade ..........           $1,082           $  820
Debt due Parent Company ......................              833              884
Debt:
  Manufacturing operations ...................               92              115
  Financial services operations ..............            1,224            1,305
Postretirement benefits liability ............            1,186            1,351
Other liabilities ............................              868              806
                                                         ------           ------
    Total liabilities ........................            5,285            5,281
                                                         ------           ------

Commitments and contingencies

Shareowner's equity
Capital stock (1,000 shares issued) ..........              786              786
Retained earnings (deficit) ..................           (2,201)          (2,315)
                                                         ------           ------
Total shareowner's equity ....................           (1,415)          (1,529)
                                                         ------           ------

Total liabilities and shareowner's equity ....           $3,870           $3,752
                                                         ======           ======

See Notes to Financial Statements.

         <PAGE 20>

STATEMENT OF CASH FLOW
--------------------------------------------------------------------------------------
For the years Ended October 31 (Millions of dollars)
--------------------------------------------------------------------------------------

                                                          Navistar International
                                                         Transportation Corp. and
                                                         Consolidated Subsidiaries
                                                    ----------------------------------

                                                      1997         1996         1995
                                                    --------     --------     --------
Cash flow from operations
Net income (loss) ................................  $     90     $    (41)    $    102
Adjustments to reconcile net income (loss) to cash
  provided by (used in) operations:
  Depreciation and amortization ..................       120          105           86
  Other, net .....................................       (52)         (15)         (11)
Change in operating assets and liabilities:
    Receivables .................................       (275)         173          (65)
    Inventories .................................        (14)         (48)          35
    Accounts payable ............................        271         (109)          63
    Other liabilities ...........................         (2)        (100)          80
                                                    --------     --------     --------
  Cash provided by (used in) operations .........        138          (35)         290
                                                    --------     --------     --------

Cash flow from investment programs
Purchase of retail notes and lease receivables ..       (970)      (1,108)      (1,099)
Collections/sales of retail notes
  and lease receivables .........................      1,052        1,107          850
Purchase of marketable securities ...............        (84)        (243)        (272)
Sales or maturities of marketable securities ....        108          326          226
Capital expenditures ............................        (90)        (117)        (139)
Property and equipment leased to others .........        (42)         (73)         (19)
Other investment programs, net ..................         21           (1)           5
                                                    --------     --------     --------
  Cash used in investment programs ..............         (5)        (109)        (448)
                                                    --------     --------     --------
Cash flow from financing activities
Issuance of debt ................................        209            -            -
Principal payments on debt ......................        (46)        (136)        (121)
Net increase (decrease)in notes and debt
  outstanding under bank revolving credit
  facility and asset-backed and other
  commercial paper programs .....................       (285)          81          312
Net decrease in loan from
  Navistar International Corporation.............        (51)         (39)         (45)
                                                    --------     --------     --------
  Cash (used in) provided by financing activities       (173)         (94)         146
                                                    --------     --------     --------
Cash and cash equivalents
  Decrease during the year ......................        (40)        (238)         (12)
  At beginning of the year ......................        204          442          454
                                                    --------     --------     --------
Cash and cash equivalents at end of the year ....   $    164     $    204     $    442
                                                    ========     ========     ========

--------------------------------------------------------------------------------------

See Notes to Financial Statements.

         <PAGE 21>

                      NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                              AND CONSOLIDATED SUBSIDIARIES
                                       ==========

                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE YEARS ENDED OCTOBER 31, 1997


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Transportation Corp., hereafter referred to as "the company" and "Transportation" is the wholly owned subsidiary of Navistar International Corporation, hereafter referred to as "Parent Company" or "Navistar." The consolidated financial statements include the results of Transportation's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals. The distinction between current and long-term assets and liabilities in the Statement of Financial Condition is not meaningful when finance, insurance and manufacturing operations are combined; therefore, Transportation has
adopted an unclassified presentation.   Certain 1996 and 1995 amounts
have been reclassified to conform with the presentation used in the 1997 financial statements.

     Transportation operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of Transportation's business activities. The financial services operations consist of Navistar Financial Corporation
(NFC), its domestic insurance subsidiary and Transportation's foreign finance and insurance companies. NFC's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. During September 1997, a Mexican subsidiary was transferred, at the Mexican subsidiary's net book value, to become a wholly owned subsidiary of the Parent Company. Accordingly, this subsidiary's financial position and operating results, which were not material, are excluded from Transportation's 1997 financial statements.

Use of Estimates

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

         <PAGE 22>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

     Financial services operations recognize finance charges on retail notes and finance leases as income over the term of the receivables utilizing the interest method. Interest due from interest-bearing notes and accounts is recognized on the accrual basis. Operating lease revenues are recognized on a straight-line basis over the life of the lease. Selected receivables are sold and securitized to public and private investors with limited recourse. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. Financial services operations continue to service the sold receivables and receive a fee for such services from the investor. An allowance for losses is maintained at a level deemed appropriate based on such factors as overall portfolio quality, historical loss experience and current economic conditions.

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

Marketable Securities

     Marketable securities are classified as available-for-sale
securities and are reported at fair value.   The difference between
amortized cost and fair value is recorded as an adjustment to shareowner's equity.

Inventories

     Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

     Significant expenditures for replacement of equipment, tooling and pattern equipment, and major rebuilding of machine tools are capitalized. Depreciation and amortization are generally provided on the straight-line basis over the estimated useful lives of the assets, which average 35 years for buildings and improvements and eight years for machinery and equipment. Gains and losses on property disposals are included in other income and expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

         <PAGE 23>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Engineering and Research Expense

     Engineering and research expense includes research and development expenses and routine ongoing costs associated with improving existing products and manufacturing processes. Research and development expenses, which include activities for the introduction of new truck and diesel engine products and major improvements to existing products and processes, totaled $92 million, $101 million and $91 million in 1997, 1996 and 1995, respectively.

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

Derivative Financial Instruments

     Transportation uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds. NFC uses derivatives such as forward contracts and interest rate swaps to reduce its exposure to interest rate volatility. NFC's primary use of such financial instruments is to hedge the fair value of its fixed rate receivables against changes in market interest rates in anticipation of securitization and sale of such receivables. The anticipated transactions are probable of occurrence and their significant terms and characteristics have been identified.

     All derivative financial instruments are held for purposes other than trading, and company policy prohibits the use of derivatives for speculative purposes. Gains or losses related to hedges of anticipated sales of receivables are deferred and are recognized in income when the receivables are sold. At all times, the principal balance of receivables owned and expected to be sold by NFC exceeds the notional amount of open derivative contracts.

         <PAGE 24>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997. These standards expand or modify current disclosures and, accordingly, will have no impact on Transportation's reported financial position, results of operations and cash flows. Transportation is assessing the impact of SFAS 131 on its reported segments.

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

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------

Pension expense .................     $  129      $  160      $  110
Health/life insurance ...........         66          60          70
Profit sharing provision to Trust         20           -          26
                                      ------      ------      ------

Total postretirement
  benefits expense ..............     $  215      $  220      $  206
                                      ======      ======      ======

     In the Statement of Financial Condition, the postretirement benefits liability of $1,186 million in 1997 and $1,351 million in 1996 includes $445 million and $607 million, respectively, for pension and $741 million and $744 million, respectively, for postretirement health care and life insurance benefits. Included in investments and other assets on the Statement of Financial Condition is a prepaid pension asset of $120 million in 1997 and $38 million in 1996.

Pension Benefits

     Generally, the pension plans are noncontributory with benefits related to an employee's length of service and compensation rate. Transportation's policy is to fund its pension plans in accordance with applicable United States and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the vested accumulated benefit obligation. The pension plans vary in the extent to which they are funded, but, for plan years which ended during the current year, all legal funding requirements have been met. Plan assets are invested primarily in dedicated portfolios of long-term fixed income securities with more recent contributions invested in equity securities.

         <PAGE 25>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


Pension Expense

     Net pension expense included in the Statement of Income is composed of the following:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------

Service cost for benefits
  earned during the period .....      $   34      $   34      $   24
Interest on projected
  benefit obligation ...........         238         231         232
Net amortization costs and other          99         104          57
Less expected return on assets .        (242)       (209)       (203)
                                      ------      ------      ------

Net pension expense ............      $  129      $  160      $  110
                                      ======      ======      ======

Actual return on assets ........      $  505      $  188      $  398
                                      ======      ======      ======


     "Amortization costs" include amortization of cumulative gains and losses over the expected remaining service life of employees, amortization of the initial transition liability over 15 years, the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts and amortization of plan amendments, recognized over the remaining service life of employees, except for those plan amendments arising from negotiated labor contracts, which are amortized over the length of the contract.

Pension Assets and Liabilities

     Included in the Statement of Financial Condition is the minimum pension liability for certain unfunded pension plans. Underfunded accumulated benefit obligations in the amount of $504 million and $623 million are offset by intangible pension assets of $212 million and $314 million and accumulated reductions in shareowner's equity of $292 million and $309 million at October 31, 1997 and October 31, 1996, respectively. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

         <PAGE 26>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


2.POSTRETIREMENT BENEFITS (continued)

Pension Assets and Liabilities (continued)

      The funded status of Transportation's plans as of October 31, 1997 and 1996 and a reconciliation with amounts recognized in the Statement of Financial Condition are provided below.

                              Plans in Which           Plans in Which
                              Assets Exceed         Accumulated Benefits
                           Accumulated Benefits         Exceed Assets
                           --------------------     --------------------
Millions of dollars           1997      1996          1997      1996
------------------------------------------------------------------------

Actuarial present value of:
  Vested benefits ........   $(1,122)   $   (59)     $(1,857)   $(2,672)
  Nonvested benefits .....       (80)        (7)        (207)      (270)
                             -------    -------      -------    -------
    Accumulated
      benefit obligation .    (1,202)       (66)      (2,064)    (2,942)
Effect of projected
  future compensation
  levels .................       (30)        (3)          (3)       (23)
                             -------    -------      -------    -------
Projected benefit
  obligation .............    (1,232)       (69)      (2,067)    (2,965)
Plan assets at fair value.     1,279         91        1,621      2,336
                             -------    -------      -------    -------

Funded status at October 31       47         22         (446)      (629)
Unamortized pension costs:
    Net losses ...........        29         11          293        332
    Prior service costs ..        12          6           77        113
    (Asset) liability
      at date of transition       32         (1)         135        200
Adjustment for the
  minimum liability ......         -          -         (504)      (623)
                             -------    -------      -------    -------

Net asset (liability) ....   $   120    $    38      $  (445)   $  (607)
                             =======    =======      =======    =======

     The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:

                                        1997        1996        1995
--------------------------------------------------------------------
Discount rate used to determine
  present value of projected
  benefit obligation at end of year      7.3%        8.1%        7.8%
Expected long-term rate
  of return on plan assets
  for the year ....................      9.8%        9.0%        9.9%
Expected rate of increase
  in future compensation levels ...      3.5%        3.5%        3.5%

         <PAGE 27>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


2.  POSTRETIREMENT BENEFITS (continued)

Other Postretirement Benefits

     In addition to providing pension benefits, Transportation provides health care and life insurance for a majority of its retired employees, spouses and certain dependents in the United States and Canada.

     In 1993, a trust was established to provide a vehicle for funding the health care liability through company contributions and retiree premiums. The funds in this trust are invested primarily in equity securities. Transportation was required to make a prefunding contribution of $200 million to the trust on or prior to June 30, 1998. This contribution was made during November 1997.

     The components of expense for other postretirement benefits included in the Statement of Income are as follows:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------
Service cost for benefits earned
  during the year ................    $   13      $   14      $   10
Interest cost on the
  accumulated benefit obligation
  and other ......................        96          84          90
Less expected return
  on assets ......................       (43)        (38)        (30)
                                      ------      ------      ------
Net other postretirement
  benefits expense ...............    $   66      $   60      $   70
                                      ======      ======      ======

Actual return on assets ..........    $  102      $   46      $   65
                                      ======      ======      ======

     The funded status of other postretirement benefits as of October 31 is as follows:

Millions of dollars                                1997        1996
--------------------------------------------------------------------
Accumulated other postretirement
  benefit obligation (APBO):
Retirees and their dependents ....                $ (952)     $ (773)
Active employees eligible
  to retire ......................                  (221)       (244)
Other active participants ........                  (201)       (208)
                                                  ------      ------
Total APBO .......................                (1,374)     (1,225)
Plan assets at fair value ........                   486         401
                                                  ------      ------
APBO in excess of plan assets ....                  (888)       (824)
Unamortized prior service cost ...                    (5)         (6)
Unrecognized net loss ............                   152          86
                                                  ------      ------
Net liability ...................                 $ (741)     $ (744)
                                                  ======      ======

     The weighted average expected return on plan assets was 11.1% for 1997, 10.5% for 1996 and 10% for 1995. The weighted average of discount rates used to determine the accumulated other postretirement benefit obligation was 7.4% and 8.2% at October 31, 1997 and 1996, respectively. For 1998, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 8.2%. The rate is projected to decrease to 5.0% by the year 2004 and remain at that level each year thereafter. If the cost trend rate assumptions were increased by one percentage point for each year, the accumulated postretirement benefit obligation would increase by approximately $167 million and the associated expense recognized for the year ended
October 31, 1997 would increase by an estimated $16 million.
         <PAGE 28>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   INCOME TAXES

     The Parent Company files a consolidated U.S. federal income tax return which includes Transportation and its U.S. subsidiaries. Under the tax allocation agreement with the Parent Company (Tax Agreement), if Transportation records income, it is required to compute its federal income tax expense based on such income and report it in the Statement of Income; if a loss is reported, the federal income tax benefit from such loss is recognized by the Parent Company. Any resulting tax liability is paid to the Parent Company. In addition, under the Tax Agreement, Transportation is required to pay to the Parent Company any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the Parent Company, rather than Transportation, to utilize U.S. operating losses and net operating loss (NOL) carryforwards generated in earlier years. As of October 31, 1997, Transportation's subsidiaries had $20 million of domestic NOL carryforwards available to offset their future taxable income.

     The domestic and foreign components of income (loss) before income taxes consist of the following:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------
Domestic .........................    $  127      $   (1)     $  147
Foreign ..........................         4          (3)         11
                                      ------      ------      ------
Total income (loss)
  before income taxes ............    $  131      $   (4)     $  158
                                      ======      ======      ======

     Taxes on income (loss) are analyzed by categories as follows:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------
Current:
  Federal ........................    $   39      $   30      $   46
  State and local ................         7           7           9
                                      ------      ------      ------
       Total current expense .....        46          37          55
Deferred (benefit) expense .......        (5)          -           1
                                      ------      ------      ------
Total income tax expense .........    $   41      $   37      $   56
                                      ======      ======      ======

     The difference between the provision for income taxes and income taxes computed using the U.S. federal statutory rate is as follows:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------
Amount computed using the
  U.S. federal statutory rate ....    $   46      $   (1)     $   55
Increase (decrease)
  in taxes resulting from:
    State income taxes, net ......         7           7           9
    Difference between U.S.
      and foreign tax rates ......        (2)          1          (4)
    Current year loss for which
      no benefit is available ....         -          29           -
Utilization of subsidiaries'
  net losses .....................        (8)          -          (4)
Other ............................        (2)          1           -
                                      ------      ------      ------
Provision for income taxes .......    $   41      $   37      $   56
                                      ======      ======      ======

         <PAGE 29>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


3.   INCOME TAXES (continued)

     Pursuant to the Tax Agreement, all U.S. income taxes are paid by the Parent Company to the federal tax authorities. Transportation's consolidated tax payments to certain state and local governments were $2 million each year during 1997, 1996 and 1995, respectively.

     Taxpaying entities of Transportation offset all deferred tax assets and liabilities within each tax jurisdiction and present them in a single amount in the Statement of Financial Condition. The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars                                1997        1996
--------------------------------------------------------------------
United States
-------------
Deferred tax asset--net
  operating loss carryforwards ...                $    7      $   13
Less valuation allowance .........                    (7)        (13)
                                                  ------      ------
Net deferred tax asset ...........                $    -      $    -
                                                  ======      ======
Foreign
-------
Deferred tax asset
  --postretirement benefits ......                $   19      $   19
Less valuation allowance .........                   (19)        (19)
                                                  ------      ------
Net  deferred tax asset ..........                     -           -
Deferred tax liabilities
  --prepaid pension assets .......                   (16)        (16)
                                                  ------      ------
Net deferred tax liability .......                $  (16)     $  (16)
                                                  ======      ======

     A valuation allowance has been provided for those NOL carryforwards and temporary differences which are estimated to expire before they are utilized. The total valuation allowance decreased $6 million during 1997, resulting from utilization of domestic NOL carryforwards by Transportation's subsidiaries for which an allowance had previously been provided.

         <PAGE 30>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


4.   MARKETABLE SECURITIES

     The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to the company's marketable securities at October 31 is as follows:

                                 1997                   1996
                          ------------------     -------------------
                          Amortized    Fair      Amortized     Fair
Millions of dollars         Cost       Value       Cost        Value
--------------------------------------------------------------------
Corporate securities .    $   30     $    30      $    32     $   32
U.S. government
  securities .........        27          28           49         48
Mortgage and
  asset-backed
  securities .........        38          38           42         42
Foreign government
  securities .........        10          10            5          5
                          ------      ------       ------     ------
  Total debt securities      105         106          128        127
Equity securities ....        16          21           14         17
                          ------      ------       ------     ------
Total marketable
  securities .........    $  121      $  127       $  142     $  144
                          ======      ======       ======     ======

     Contractual maturities of marketable debt securities at October 31 are as follows:
                                1997                   1996
                          ------------------     -------------------
                          Amortized    Fair      Amortized     Fair
Millions of dollars         Cost       Value       Cost        Value
--------------------------------------------------------------------
Due in one year or less   $   17      $   18       $   22     $   21
Due after one year
  through five years .        15          15           35         35
Due after five
  years through
  ten years ..........        25          25           23         23
Due after ten years ..        10          10            6          6
                          ------      ------       ------     ------
                              67          68           86         85
Mortgage and
  asset-backed
  securities .........        38          38           42         42
                          ------      ------       ------     ------

Total debt securities.    $  105      $  106       $  128     $  127
                          ======      ======       ======     ======

     Gross gains and losses realized on sales or maturities of
marketable securities were not material for each of the two years.   At
October 31, 1997 and 1996, a domestic insurance subsidiary had $15 million and $17 million, respectively, of marketable securities which were on deposit with various state departments of insurance or otherwise not available. These securities are included in total marketable securities balances at October 31, 1997 and 1996.

         <PAGE 31>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


5.  RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                1997        1996
--------------------------------------------------------------------
Accounts receivable ..............               $   618     $   551
Due from affiliates ..............                   125           -
Retail notes and lease financing .                   706         733
Wholesale notes ..................                    46         101
Amounts due from sales
  of receivables .................                   233         264
Notes receivable .................                   101           -
Other ............................                    29          28
Allowance for losses .............                   (31)        (31)
                                                  ------      ------

    Total receivables, net .......                $1,827      $1,646
                                                  ======      ======

     NFC purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from Transportation's operations in the United States.

     A portion of NFC's funding for retail and wholesale notes comes from sales of receivables by NFC to third parties with limited recourse. Proceeds from sales of retail notes receivable, net of underwriting costs, were $958 million in 1997, $982 million in 1996 and $727 million in 1995. Uncollected sold retail and wholesale receivable balances totaled $1,968 million and $1,866 million as of October 31, 1997 and 1996, respectively.

     Contractual maturities of accounts receivable, retail notes and lease financing and wholesale notes, including unearned finance income, at October 31, 1997 were: 1998 - $1,022 million, 1999 - $195 million,
2000 - $161 million, 2001 - $131 million, 2002 - $91 million, and 2003 and thereafter - $18 million. Unearned finance income totaled $123
million at October 31, 1997.   Notes receivable are due upon demand from
a limited partnership that invests in S&P 500 stock index arbitrage.

         <PAGE 32>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


6.  INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                1997        1996
--------------------------------------------------------------------
Finished products ................                $  209     $   242
Work in process ..................                   105          97
Raw materials and supplies .......                   157         124
                                                  ------      ------

Total inventories ................                $  471      $  463
                                                  ======      ======

7.  PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars                                1997        1996
--------------------------------------------------------------------
Land .............................               $    13     $    12
                                                  ------      ------
Buildings, machinery
  and equipment at cost:
    Plants .......................                 1,200       1,241
    Distribution .................                    86          79
    Construction in progress .....                    41          58
    Other ........................                   258         222
                                                  ------      ------
      Subtotal ...................                 1,585       1,600
                                                  ------      ------
    Total property ...............                 1,598       1,612

    Less accumulated depreciation
      and amortization ...........                  (846)       (842)
                                                  ------      ------

      Total property and
        equipment, net ...........                $  752      $  770
                                                  ======      ======

     Total property includes property under capitalized lease obligations of $25 million at October 31, 1997 and 1996. In addition, total property includes vehicles under operating leases to third parties of $150 million at October 31, 1997 and $116 million at October 31, 1996.

         <PAGE 33>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


8.  DEBT

Due Parent Company

Millions of dollars                                1997        1996
--------------------------------------------------------------------
Manufacturing operations
  Current maturities of debt
    due Parent Company ...........                $   45      $   42
                                                  ------      ------
  Subordinated Parent Company Note:
    9.05% Stock Purchase Agreement
    (Class B Common), due 2003 ...                   295         349
    9.0% Loan Agreement, due 2013.                   493         493
                                                  ------      ------
  Long-term debt due
    Parent Company ...............                   788         842
                                                  ------      ------
  Total debt due Parent Company ..                $  833      $  884
                                                  ======      ======

Debt
Millions of dollars
--------------------------------------------------------------------
Manufacturing operations
  Notes payable and current
    maturities of long-term debt .                $   13      $   14
                                                  ------      ------
  9% Sinking Fund Debentures,
    due 2004 .....................                    45          53
  8% Secured Note, due 2002,
    secured by plant assets ......                    21          26
  Capitalized leases and other ...                    13          22
                                                  ------      ------
      Total long-term debt .......                    79         101
                                                  ------      ------
Manufacturing operations debt ....                    92         115
                                                  ------      ------

Financial services operations
  Commercial paper ...............                   141          99
  Capitalized leases .............                    13           -
                                                  ------      ------
      Total short-term debt ......                   154          99
                                                  ------      ------
  Asset-backed commercial paper
    program, variable rate,
    due 2001 .....................                   400         402
  Bank revolver, variable rate,
    due 2001 .....................                   393         704
                                                  ------      ------
      Total senior debt ..........                   793       1,106
                                                  ------      ------

  8 7/8% Subordinated Senior
    Notes due 1998 ...............                    94         100
  9% Subordinated Senior
    Notes due 2002 ...............                   100           -
                                                  ------      ------
      Total subordinated term debt                   194         100
                                                  ------      ------

  Capitalized leases, 5.2% to 5.6%,
    due 2002 .....................                    83           -
                                                  ------      ------

      Total long-term debt .......                 1,070       1,206
                                                  ------      ------

Financial services operations debt                 1,224       1,305
                                                  ------      ------

Total debt .......................                $1,316      $1,420
                                                  ======      ======

         <PAGE 34>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


8.  DEBT (continued)

     The effective annual interest rate for Manufacturing notes payable was 8.28% for 1997 and 8.91% for 1996. Consolidated interest payments were $149 million, $168 million and $169 million in 1997, 1996 and 1995, respectively.

     NFC issues commercial paper with varying terms and has short-term borrowings with various banks on a noncommitted basis. Compensating cash balances and commitment fees are not required under these borrowings.

     The aggregate annual maturities and sinking fund requirements for debt for the years ended October 31 are as follows:

                                              Financial
                          Manufacturing       Services
Millions of dollars         Operations        Operations       Total
--------------------------------------------------------------------
1998 .................       $    58           $   154       $   212
1999 .................            64               111           175
2000 .................            68                25            93
2001 .................            73               820           893
2002 .................            78               114           192
Thereafter ...........           584                 -           584

Weighted average interest
  rate on  total debt,
  including short-term,
  and the effect of
  discounts and related
  amortization
  for the years ended:

    October 31, 1997 .           9.7%              6.4%          8.0%
    October 31, 1996 .           9.2%              6.5%          7.8%

     At October 31, 1997, NFC has a $925 million contractually committed bank revolving credit facility and a $400 million asset-backed commercial paper (ABCP) program supported by a bank liquidity facility. Available funding under the ABCP program is comprised of a $400 million liquidity facility plus $14 million of trust certificates issued in connection with the formation of the ABCP trust.

     Available funding under the amended and restated credit facility and the ABCP program was $546 million, of which $141 million provided funding backup for the outstanding short-term debt at October 31, 1997. The remaining $405 million when combined with unrestricted cash and cash equivalents made $416 million available to fund the general business purposes of NFC at October 31, 1997.

         <PAGE 35>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


8.  DEBT (continued)

     NFC's wholly owned subsidiaries, Navistar Financial Retail Receivables Corporation (NFRRC) and Navistar Financial Securities Corporation (NFSC), have a limited purpose of purchasing retail and wholesale receivables, respectively, and transferring an undivided ownership interest in such notes to investors in exchange for pass-through notes and certificates. The subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to NFC or affiliated companies.

     NFSC has in place a $600 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is comprised of two $100 million tranches of investor certificates maturing in 1998 and 1999 and two $200 million tranches maturing in 2003. At October 31, 1997, the remaining shelf registration available to NFSC for issuance of investor certificates was $200 million.

     During 1997, NFC sold $987 million of retail notes, net of unearned finance income, through NFRRC to two individual owner trusts. The owner trusts in turn sold notes and certificates to investors. The net proceeds, after underwriting costs and credit enhancements, were used by NFC for general working capital purposes. At October 31, 1997, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $1,473 million.

     In November 1997, NFC sold $500 million of retail notes, net of unearned finance income, through NFRRC. The net proceeds were used for general working capital purposes.

     During 1997, NFC entered into sale/leaseback agreements involving vehicles that were already subject to retail finance and operating leases with end users. The remaining balance as of October 31, 1997 is classified under Financial Services operations as capitalized leases. These agreements grant a security interest in the underlying vehicles and lease receivables to the purchasers.

         <PAGE 36>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


9.  OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:


Millions of dollars                                1997        1996
--------------------------------------------------------------------
Product liability and warranty ...                $  285      $  293
Loss reserves and unearned premiums                   99         113
Employee incentive programs ......                    93          10
Payroll, commissions
  and employee related benefits ..                    71          73
Long-term disability
  and workers' compensation ......                    54          55
Taxes ............................                    59          46
Environmental ....................                    27          23
Interest .........................                    13           9
Other ............................                   167         184
                                                  ------      ------
    Total other liabilities ......                $  868      $  806
                                                  ======      ======

     During the fourth quarter of 1996, the company recorded a one-time $35 million charge for termination of its next generation truck program. In August 1997, the company and the United Auto Workers reached agreement on a master contract extension that enabled the company to reinstate its next generation truck program. The remaining accrual at the time of the announcement was not material.

         <PAGE 37>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


10.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported in the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:
                                 1997                  1996
                          -----------------      -----------------
                          Carrying    Fair       Carrying    Fair
Millions of dollars        Amount     Value       Amount     Value
------------------------------------------------------------------
Receivables, net .....     $1,827    $1,836       $1,646    $1,649
Investments and
  other assets .......        317       328          211       219
Debt .................      2,149     2,165        2,304     2,358

     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 4.

     Customer receivables, receivables due from affiliates, wholesale notes, retail and wholesale accounts, notes receivable, and other variable-rate retail notes approximate fair value as a result of the short-term maturities of the financial instruments. The fair value of truck retail notes is estimated based on quoted market prices of similar sold receivables. The fair value of amounts due from sales of receivables is estimated by discounting expected cash flows at estimated current market rates.

     The fair value of investments and other assets is estimated based on quoted market prices or by discounting future cash flows.

     The short-term debt and variable-rate borrowings under NFC's bank revolving credit agreement, which is repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows.

         <PAGE 38>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


10.  FINANCIAL INSTRUMENTS  (continued)

Derivatives Held or Issued for Purposes Other Than Trading

     Transportation uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds.

     NFC manages its exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt, by selling fixed rate retail receivables on a fixed rate basis and, to a lesser extent, by utilizing derivative financial instruments. These instruments may include interest rate swaps, interest rate caps and forward interest rate contracts. NFC manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     NFC enters into forward interest rate contracts to manage its exposure to fluctuations in the fair value and resulting funding costs from the anticipated securitization and sale of retail notes. NFC manages interest rate risk by entering into either forward contracts to sell fixed debt securities or interest rate swaps whose fair values are highly correlated with the fair value of NFC's receivables. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     During 1997, NFC entered into $500 million of interest rate hedge agreements in anticipation of the November 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale, and the loss at October 31, 1997, which was not material, was deferred and included in the gain recognized on the sale of receivables in November 1997.

         <PAGE 39>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


11.   COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS,
      AND LEASES

Commitments, contingencies and restricted assets

     At October 31, 1997, commitments for capital expenditures in progress were approximately $79 million. Navistar has additional commitments of $58 million for capital expenditures in progress.

     NFC's maximum exposure under all receivable sale recourse provisions at October 31, 1997 was $246 million; however, management believes that the allowance for credit losses on sold receivables is adequate.

     At October 31, 1997, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. Transportation is subject to maximum recourse of $261 million on retail contracts and $13 million on retail leases. In addition, as of October 31, 1997, Transportation is contingently liable for approximately $49 million for various guarantees and buyback programs; however, based on historical loss trends, Transportation's exposure is not considered material.

     The Canadian operating subsidiary, NFC and certain other subsidiaries included in financial services operations are parties to agreements that may result in the restriction of amounts which can be distributed to Transportation in the form of dividends or loans and advances. At October 31, 1997, the maximum amount of dividends which were available for distribution under the most restrictive covenants was $62 million.

     The Parent Company and Transportation are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 1997.

Concentrations

     At October 31, 1997, Transportation employed 10,593 hourly workers and 5,434 salaried workers in the United States and Canada. Approximately 93% of the hourly employees and 23% of the salaried employees are represented by unions. Of these represented employees, 91% of the hourly workers and 94% of the salaried workers are represented by the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW). During August 1997, Transportation's current master contract with the UAW was extended from October 1, 1998 through October 1, 2002. The collective bargaining agreement with the CAW expires on October 24, 1999.

     Reflecting higher consumer demand for light trucks and vans, sales of mid-range diesel engines to Ford Motor Company were 14% of consolidated sales and revenues in 1997 and 1996 and 12% in 1995. During 1997, the company entered into a ten-year agreement, effective with model year 2003, to continue supplying Ford Motor Company with diesel engines for use in its diesel-powered light trucks and vans.

         <PAGE 40>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


11. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS, AND LEASES (continued)

Leases

     Transportation has long-term noncancellable leases for use of various equipment and facilities. Lease terms are generally for five to 25 years and, in many cases, provide for renewal options.
Transportation is generally obligated for the cost of property taxes, insurance and maintenance. Transportation leases office buildings, distribution centers, furniture and equipment, machinery and equipment, and computer equipment.

     The majority of Transportation's lease payments are for operating leases. At October 31, 1997, future minimum lease payments under operating leases having lease terms in excess of one year are: 1998 - $33 million, 1999 - $31 million, 2000 - $29 million, 2001 - $16 million,
2002 - $11 million and thereafter - $12 million. Total operating lease expense was $37 million in 1997, $32 million in 1996 and $37 million in 1995. Income received from sublease rentals was $6 million in 1997, 1996 and 1995, respectively.

12.  LEGAL PROCEEDINGS

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

13.  ENVIRONMENTAL MATTERS

     In the fourth quarter of 1994, Transportation recorded a $33 million charge as a loss of discontinued operations related to environmental liabilities at production facilities of two formerly owned businesses, Wisconsin Steel and Solar Turbine, Inc. Included in the charge was an anticipated $11 million payment to the Economic Development Administration, a division of the U.S. Department of Commerce, in settlement of commercial and environmental disputes related to the Wisconsin Steel property. In 1997, the U.S. Department of Justice and Transportation approved the final consent decree related to the Wisconsin Steel property and Transportation paid the $11 million to the Economic Development Administration.

     Transportation  has been named a potentially responsible party
(PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former company locations. Based on information available to Transportation, which in most cases consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of Transportation's share, if any, of the probable costs and is provided for in the financial statements. These obligations generally are recognized no later than completion of the remedial feasibility study and are not discounted to their present value. Transportation reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on Transportation's financial results.

         <PAGE 41>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


14. INDUSTRY SEGMENT DATA

    Information concerning operations by industry segment is as follows:

                                           Financial
                          Manufacturing    Services
Millions of dollars         Operations     Operations    Consolidated
---------------------------------------------------------------------
October 31, 1997
----------------
Total sales
  and revenues .......        $6,120         $  239         $6,300
Operating profit .....           868            101            919
Depreciation
  and amortization ...            97             23            120
Capital expenditures .            90              -             90
Identifiable assets ..         2,465          1,857          3,870

October 31, 1996
----------------
Total sales
  and revenues .......        $5,527         $  258         $5,731
Operating profit .....           689            109            754
Depreciation
  and amortization ...            90             15            105
Capital expenditures .           117              -            117
Identifiable assets ..         2,241          1,843          3,752

October 31, 1995
----------------
Total sales
  and revenues .......        $6,152         $  235         $6,326
Operating profit .....           844             80            869
Depreciation
  and amortization ...            75             11             86
Capital expenditures .           139              -            139
Identifiable assets ..         2,533          1,922          4,081

     Intersegment sales and revenues were not material in 1997, 1996 or 1995. Transactions between manufacturing operations and financial services operations have been eliminated from the consolidated column.

         <PAGE 42>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


15.  SHAREOWNER'S EQUITY

     The number of authorized shares of Transportation's capital stock at October 31, 1997 was 100,000 with a par value of $1.00 per share and the number of issued and outstanding shares was 1,000. All the issued and outstanding stock is owned by Navistar International Corporation and no shares are reserved for officers and employees or for options, warrants, conversions and other rights.

     Shareowner's equity for the years ended October 31 is as follows:

Millions of dollars                    1997        1996        1995
--------------------------------------------------------------------
Common Stock .....................   $   786     $   786     $   786
                                     -------     -------     -------

Retained earnings (deficit)
Balance at beginning of the year .    (2,315)     (2,308)     (2,283)
Net income (loss) ................        90         (41)        102
Minimum pension liability
  adjustment/other ...............        24          34        (127)
                                     -------     --------    --------
Balance at end of the year .......    (2,201)     (2,315)     (2,308)
                                     -------     -------     -------

Total shareowner's equity ........   $(1,415)    $(1,529)    $(1,522)
                                     =======     =======     =======

16.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

              1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
              -----------      -----------      -----------      -----------
(Millions
of dollars)   1997   1996      1997   1996      1997   1996      1997   1996
-----------------------------------------------------------------------------
Sales and
  revenues   $1,289 $1,427    $1,543 $1,474    $1,578 $1,383    $1,890 $1,447

Manufactur-
  ing gross
  margin      13.6%  12.2%     13.8%  13.7%     13.8%  12.6%     15.3%  11.6%

Net income
  (loss)     $ (15) $    6    $   16 $  (2)    $   20 $  (9)    $   69 $ (36)

         <PAGE 43>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


17.  SUPPLEMENTAL FINANCIAL INFORMATION,
     AS OF OCTOBER 31 AND FOR THE YEARS THEN ENDED (Unaudited)

Navistar International Transportation Corp.(with financial services operations on an equity basis)

(Millions of dollars)

Condensed Statement of Income          1997        1996         1995
-----------------------------        --------    --------     --------
Sales of manufactured products       $  6,107    $  5,508     $  6,125
Other income .................             13          19           27
                                     --------    --------     --------
      Total sales and revenues          6,120       5,527        6,152
                                     --------    --------     --------
Cost of products
  and services sold ..........          5,239       4,819        5,281
Postretirement benefits ......            214         219          205
Engineering and
  research expense ...........            124         129          113
Marketing and
  administrative expense .....            325         282          277
Other expenses ...............            165         165          180
                                     --------    --------     --------
Total costs and expenses .....          6,067       5,614        6,056
                                     --------    --------     --------
Income (loss) before
  income taxes
    Manufacturing operations .             53         (87)          96
    Financial services
      operations .............             78          83           62
                                     --------    --------     --------
        Income (loss) before
          income taxes .......            131          (4)         158
Income tax expense ...........            (41)        (37)         (56)
                                     --------    --------     --------
Net income (loss) ............       $     90    $    (41)    $    102
                                     ========    ========     ========

Condensed Statement
  of Financial Condition               1997        1996
------------------------------       --------    --------
Cash, cash equivalents
  and marketable securities ..       $    128    $    174
Inventories ..................            471         463
Property and equipment net ...            623         666
Equity in nonconsolidated
  subsidiaries ...............            322         306
Other assets .................            921         632
                                     --------    --------
     Total assets ............       $  2,465    $  2,241
                                     ========    ========

Accounts payable .............       $  1,042    $    772
Postretirement benefits
  liabilities ................          1,178       1,344
Other liabilities ............          1,660       1,654
Shareowner's equity ..........         (1,415)     (1,529)
                                     --------    --------
     Total liabilities
       and shareowner's equity       $  2,465    $  2,241
                                     ========    ========

         <PAGE 44>
                           ==========

           NOTES TO FINANCIAL STATEMENTS--(Continued)


17.  SUPPLEMENTAL FINANCIAL INFORMATION,
     AS OF OCTOBER 31 AND FOR THE YEARS THEN ENDED (Unaudited)
     (continued)

Navistar International Transportation Corp.(with financial services operations on an equity basis)

Condensed Statement
  of Cash Flow                         1997        1996         1995
-----------------------------        --------    --------     --------
Cash flow from operations
Net income (loss) ...........        $     90    $    (41)    $    102
Adjustments to reconcile
  net income (loss) to cash
  provided by (used in)
  operations:
     Depreciation
      and amortization ......              97          90           75
     Equity in earnings of
       nonconsolidated
       companies, net of
       dividends received ..               (8)        (24)         (28)
     Other, net ............              (21)          3          (68)
Change in operating
  assets and liabilities ...               38        (180)         192
                                     --------    --------     --------
Cash provided by
  (used in) operations .....              196        (152)         273
                                     --------    --------     --------

Cash flow from investment
  programs
Purchase of marketable
  securities ...............                -        (158)        (196)
Sales or maturities
  of marketable securities .                5         239          145
Capital expenditures .......              (90)       (117)        (139)
Loan to NFC ................              (99)          -            -
Other investment
  programs, net ............               21          (3)           5
                                     --------    --------     --------
Cash used in
  investment programs ......             (163)        (39)        (185)
                                     --------    --------     --------

Cash flow from
  financing activities .....              (75)       (57)          (66)
                                     --------    --------     --------
Cash and cash equivalents
Increase (decrease)
  during the year ..........              (42)      (248)           22
At beginning of the year ...              170        418           396
                                     --------    --------     --------

Cash and cash equivalents
  at end of the year .......         $    128    $    170     $    418
                                     ========    ========     ========

         <PAGE 45>


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

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Transportation Corp. and Consolidated Subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
December 15, 1997
Chicago, Illinois

         <PAGE 46>
                                                           Exhibit 23


            NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                   AND CONSOLIDATED SUBSIDIARIES
            -------------------------------------------


                   INDEPENDENT AUDITORS' CONSENT
                   -----------------------------


Navistar International Transportation Corp.:


     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979 and No. 33-26847 of Navistar International Transportation Corp. on Form S-8 of our reports on Navistar International Transportation Corp. and Navistar Financial Corporation dated December 15, 1997, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Transportation Corp. for the year ended
October 31, 1997.


Deloitte & Touche LLP
December 22, 1997
Chicago, Illinois

        <PAGE 47>


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

    II - Valuation and Qualifying Accounts and Reserves ..       F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto.

Exhibits, Including those Incorporated by Reference             Page
---------------------------------------------------             ----

(3)    Articles of Incorporation and By-Laws ...............     E-1
(4)    Instruments Defining the Rights of
         Security Holders, including Indentures ............     E-2
(10)   Material Contracts ..................................     E-3
(23)   Independent Auditors' Consent .......................      46
(24)   Power of Attorney ...................................      49
(27)   Financial Data Schedule .............................     N/A
(28.1) Navistar Financial Corporation Annual Report
         on Form 10-K for the fiscal year ended
         October 31, 1997 ..................................     N/A

     All exhibits other than those indicated above are omitted because of the absence of the condition under which they are required or because information called for is shown in the financial statements and notes thereto.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended
October 31, 1997.

         <PAGE 48>
SIGNATURE

            NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                   AND CONSOLIDATED SUBSIDIARIES
            -------------------------------------------


                             SIGNATURE
                             ---------


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
-------------------------------------------
               (Registrant)



/s/    J. Steven Keate
------------------------------
       J. Steven Keate                              December 22, 1997
Vice President and Controller
(Principal Accounting Officer)

         <PAGE 49>
SIGNATURE

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

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                  Title                   Date
-----------------------  -----------------------    -----------------

/s/ John R. Horne
-----------------------
    John R. Horne        Chairman, President        December 22, 1997
                           and Chief Executive
                           Officer and Director
                           (Principal Executive
                            Officer)


/s/ Robert C. Lannert
-----------------------
    Robert C. Lannert    Executive Vice President   December 22, 1997
                           and Chief Financial
                           Officer and Director
                           (Principal Financial
                            Officer)

         <PAGE 50>

                                                                                                SCHEDULE II

                                NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                                       AND CONSOLIDATED SUBSIDIARIES
                                                ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
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

Reserves deducted from
  assets to which they
  apply:


          1997
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  31          $  14      less recoveries ...   $  14    $  31
                                           =====          =====                            =====    =====


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