Form 10-Q
period 1998-01-31
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1998-03-17
CIK 51296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (X)        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

  ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to

Commission file number 1-5236


                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                 36-1264810
          ------------------------------                -------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


455 North Cityfront Plaza Drive, Chicago, Illinois             60611
--------------------------------------------------      ------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of March 9, 1998, the number of shares outstanding of the registrant's Common Stock was 1,000.


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

                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------


                                      INDEX
                                      ------

                                                                        Page
                                                                      Reference
                                                                      ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months Ended January 31, 1998 and 1997.............        3

     Statement of Financial Condition --
         January 31, 1998, October 31, 1997 and January 31, 1997..        4

     Statement of Cash Flow --
         Three Months Ended January 31, 1998 and 1997.............        5

     Notes to Financial Statements................................        6

     Item 2.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition................       10

Part II. Other Information:

     Item 1.    Legal Proceedings.................................       15

     Item 6.    Exhibits and Reports on Form 8-K..................       15

     Signature....................................................       16

Exhibit 3.........................................................      E-1
Exhibit 4.........................................................      E-2
Exhibit 10........................................................      E-3

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------------------
                                                  Three Months Ended January 31
                                                  -----------------------------
                                                      Navistar International
                                                     Transportation Corp. and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                       1998             1997
                                                      ------           ------
Sales and revenues
Sales of manufactured products ................       $1,652           $1,240
Finance and insurance revenue .................           45               45
Other income ..................................            6                4
                                                      ------           ------
  Total sales and revenues ....................        1,703            1,289
                                                      ------           ------

Costs and expenses
Cost of products and services sold ............        1,440            1,076
Postretirement benefits .......................           45               51
Engineering and research expense ..............           35               30
Marketing and administrative expense ..........           96               83
Interest expense ..............................           39               38
Financing charges on sold receivables .........            8                7
Insurance claims and underwriting expense .....            9                8
                                                      ------           ------
  Total costs and expenses ....................        1,672            1,293
                                                      ------           ------

    Income (loss) before income taxes .........           31               (4)
    Income tax expense ........................           (9)             (11)
                                                      ------           ------
Net income (loss) .............................       $   22           $  (15)
                                                      ======           ======

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------------------
                                    Navistar International Transportation Corp.
                                           and Consolidated Subsidiaries
                                    -------------------------------------------
                                     January 31      October 31      January 31
                                        1998            1997            1997
                                    ------------     ----------      ----------
ASSETS
-----------------------------------
Cash and cash equivalents .........    $   57         $  164           $   44
Marketable securities .............       125            127              133
                                       ------         ------           ------
                                          182            291              177
Receivables, net ..................     1,548          1,827            1,299
Inventories .......................       494            471              452
Property, net of accumulated
  depreciation and amortization
  of $874, $846, and $864..........       777            752              773
Investments and other assets ......       292            317              236
Intangible pension assets .........       212            212              314
                                       ------         ------           ------
Total assets ......................    $3,505         $3,870           $3,251
                                       ======         ======           ======
LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------
Liabilities
Accounts payable, principally trade    $1,007         $1,082           $  714
Debt due Parent Company ...........     1,036            833              975
Debt:
  Manufacturing operations ........        90             92              113
  Financial services operations ...     1,020          1,224              947
Postretirement benefits liability .       893          1,186            1,278
Other liabilities .................       852            868              770
                                       ------         ------           ------
    Total liabilities .............     4,898          5,285            4,797
                                       ------         ------           ------

Commitments and contingencies

Shareowner's equity
Capital stock (1,000 shares issued)       786            786              786
Retained earnings (deficit) .......    (2,179)        (2,201)          (2,332)
                                       ------         ------           ------
    Total shareowner's equity .....    (1,393)        (1,415)          (1,546)
                                       ------         ------           ------
Total liabilities                      $3,505         $3,870           $3,251
  and shareowner's equity .........    ======         ======           ======

See Notes to Financial Statements.

 STATEMENT OF CASH FLOW (Unaudited)
 -------------------------------------------------------------------------
 For the Three Months Ended January 31 (Millions of dollars)
 -------------------------------------------------------------------------
                                                    Navistar International
                                                   Transportation Corp. and
                                                  Consolidated Subsidiaries
                                                  -------------------------
                                                     1998            1997
                                                    ------          ------
Cash flow from operations
Net income (loss)  .............................    $   22          $  (15)
Adjustments to reconcile net income (loss)
  to cash used in operations:
  Depreciation and amortization ................        37              33
  Postretirement benefits funding in excess
    of expense .................................      (271)            (71)
  Other, net ...................................       (39)            (22)
Change in operating assets and liabilities:
  Receivables ..................................        59              41
  Inventories ..................................       (25)             11
  Prepaid and other current assets .............       (10)            (19)
  Accounts payable .............................       (69)           (106)
  Other liabilities ............................       (30)            (25)
                                                    ------          ------
Cash used in operations ........................      (326)           (173)
                                                    ------          ------
Cash flow from investment programs
Purchase of retail notes and lease receivables .      (237)           (196)
Collections/sales of retail notes
   and lease receivables .......................       485             485
Purchase of marketable securities ..............       (11)            (14)
Sales or maturities of marketable securities ...        13              27
Capital expenditures ...........................       (23)            (25)
Property and equipment leased to others ........       (41)            (16)
Other investment programs, net .................        16               4
                                                    ------          ------
Cash provided by investment programs ...........       202             265
                                                    ------          ------

Cash flow from financing activities
Issuance of debt ...............................        48              79
Principal payments on debt .....................       (24)            (13)
Net decrease in notes and debt outstanding
  under bank revolving credit facility and
  asset-backed and other commercial paper programs    (211)           (409)
Net increase in loan from Navistar International
  Corporation ..................................       204              91
                                                    ------          ------
Cash provided by (used in) financing activities.        17            (252)
                                                    ------          ------
Cash and cash equivalents
  Decrease during the period ...................      (107)           (160)
  At beginning of the year .....................       164             204
                                                    ------          ------
Cash and cash equivalents at end of the period .    $   57          $   44
                                                    ======          ======
See Notes to Financial Statements.

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1997 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1997 amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first three months of 1998 and 1997 were $48 million and $43 million, respectively.

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

Note D.  Inventories

     Inventories are as follows:

                                   January 31      October 31      January 31
Millions of dollars                   1998            1997            1997
-----------------------------------------------------------------------------
Finished products................. $      252      $      209      $      246
Work in process...................        109             105              83
Raw materials and supplies........        133             157             123
                                   ----------      ----------      ----------
Total inventories................. $      494      $      471      $      452
                                   ==========      ==========      ==========

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note E.  Financial Instruments

       In November 1997, Navistar Financial Corporation (NFC) sold $500 million of retail notes, realizing proceeds of $477 million, net of underwriting fees and credit enhancements, which were used for general working capital purposes. A gain of approximately $7 million was recognized on the sale.

       During the first quarter of 1998, NFC entered into a $50 million forward treasury lock in anticipation of a May 1998 sale of retail receivables. NFC intends to close this position on the pricing date of the sale. Any gain or loss resulting from this transaction will be included in the gain or loss recognized on the sale of receivables in May 1998.

       As of January 31, 1998, Transportation had open positions on future sales of $103 million of 30-year Treasury bonds and future purchases of a duration-weighted equivalent of 2-year Treasury bonds. These positions were closed in February resulting in a gain which was not material.

       Transportation purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $38 million at January 31, 1998. At January 31, the unrecognized gain on the CMO's was not material.

Note F.  New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly will have no impact on Transportation's reported financial position, results of operations and cash flows.

Note G.  Subsequent Events

     On February 4, 1998 Navistar completed the private placement of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008 (the Senior Notes, together with the Senior Subordinated Notes, the "Old Notes"). The proceeds of the Senior Notes were used to prepay Transportation's 8% Secured Note due 2002 and will be used to repay Transportation's 9% Sinking Fund Debentures due 2004. The proceeds of Senior Subordinated Notes were used to redeem Navistar's $240 million, $6.00 Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Excess proceeds from both debt issues will be used for general working capital purposes. On March 5, 1998, Navistar initiated an offer to exchange the Old Notes with new notes (the "Exchange Notes") which have been registered under the Securities Act of 1933, as amended. The Exchange Notes will evidence the same debt as the Old Notes (which they replace) and will be issued under and be entitled to the benefits of the Indentures governing the Old Notes.

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note G.  Subsequent Events (continued)

     On March 5, 1998 Transportation announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.


Note H.  Supplemental Financial Information


     Navistar  International   Transportation  Corp.  (with  financial  services
operations on an equity basis) in millions of dollars:

                                                     Three Months Ended
                                                          January 31
                                                   -----------------------
Condensed Statement of Income                        1998            1997
-----------------------------------------          --------        -------

Sales of manufactured products...........          $  1,652       $  1,240
Other income.............................                 5              2
                                                   --------       --------
Total sales and revenues.................             1,657          1,242
                                                   --------       --------

Cost of products sold....................             1,434          1,071
Postretirement benefits..................                45             51
Engineering and research expense.........                35             30
Marketing and administrative expense.....                87             75
Other expenses...........................                48             42
                                                   --------       --------
Total costs and expenses.................             1,649          1,269
                                                   --------       --------

Income (loss) before income taxes
  Manufacturing operations...............                 8            (27)
  Financial services operations..........                23             23
                                                   --------       --------
    Income (loss) before income taxes....                31             (4)
Income tax expense.......................                (9)           (11)
                                                   --------       --------
Net income (loss)........................          $     22       $    (15)
                                                   ========       ========


                                                   January 31     October 31    January 31
Condensed Statement of Financial Condition            1998           1997          1997
-------------------------------------------------  ----------     ----------    ----------
Cash, cash equivalents and marketable securities.   $     24       $    128      $      8
Inventories......................................        494            471           452
Property and equipment, net......................        614            623           656
Equity in nonconsolidated subsidiaries...........        325            322           319
Other assets.....................................        861            921           674
                                                    --------       --------      --------
     Total assets................................   $  2,318       $  2,465      $  2,109
                                                    ========       ========      ========

Accounts payable, principally trade..............   $    968       $  1,042      $    664
Postretirement benefits liabilities..............        885          1,178         1,270
Other liabilities................................      1,858          1,660         1,721
Shareowner's equity..............................     (1,393)        (1,415)       (1,546)
                                                    --------       --------      --------
     Total liabilities and shareowner's equity...   $  2,318       $  2,465      $  2,109
                                                    ========       ========      ========

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H. SUPPLEMENTAL FINANCIAL INFORMATION


     Navistar  International   Transportation  Corp.  (with  financial  services
operations on an equity basis) in millions of dollars:

                                                      Three Months Ended
                                                           January 31
                                                   -----------------------
Condensed Statement of Cash Flow                     1998           1997
-------------------------------------------------  --------       --------
Cash flow from operations
Net income (loss)................................ $     22        $   (15)
Adjustments to reconcile net income (loss)
  to cash used in operations:
     Depreciation and amortization...............       30             29
     Postretirement benefits funding
       in excess of expense .....................      (271)          (71)
     Equity in earnings of nonconsolidated
       subsidiaries, net of dividends received...       (3)          (14)
     Other, net..................................       (8)           (4)
Change in operating assets and liabilities.......      (72)          (84)
                                                  --------       -------
Cash used in operations..........................     (302)         (159)
                                                  --------       -------

Cash flow from investment programs
Receivable from Navistar Financial Corporation...        3           (74)
Sales or maturities of marketable securities.....        -             5
Capital expenditures.............................      (22)          (25)
Other investment programs, net...................       15             4
                                                  --------       -------
Cash used in investment programs.................       (4)          (90)
                                                  --------       -------

Cash flow from financing activities..............      202            87
                                                  --------       -------

Cash and cash equivalents
Decrease during the period.......................     (104)          (162)
At beginning of the year.........................      128            170
                                                  --------       --------
Cash and cash equivalents at end of the period... $     24       $      8
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

     Transportation reported net income of $22 million for the first quarter ended January 31, 1998 reflecting higher sales of manufactured product compared to a net loss of $15 million for the comparable quarter last year.

     Transportation's manufacturing operations reported income before income taxes of $8 million compared with a pretax loss of $27 million in the first quarter of 1997 reflecting an increase in demand for trucks. The financial services operations' pretax income for the first three months of 1998 and 1997 was $23 million.

Sales and Revenues. First quarter 1998 industry retail sales of Class 5 through 8 trucks totaled 87,200 units, an increase of 21% from 1997. Class 8 heavy truck sales of 53,300 units during the first quarter of 1998 were 26% higher than the 1997 level of 42,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 14% to 33,900 units. Industry sales of school buses, which accounted for 16% of the medium truck market, decreased 5%.

     Sales and revenues for the first quarter of 1998 totaled $1,703 million, 32% higher than the $1,289 million reported for the comparable quarter in 1997. Sales of trucks, mid-range diesel engines and service parts for the first quarter of 1998 totaled $1,652 million compared with $1,240 million reported for the same period in 1997.

     Transportation maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 28.6% market share for the first quarter of 1998, an increase from the 26.4% market share reported in 1997. (Sources: American Automobile Manufacturers Association, the United States Motor Vehicle Manufacturers Association and R.L. Polk & Company.)

     Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the first quarter of 1998 totaled 42,600 units, a 4% increase from the same period of 1997. Service parts sales of $185 million in the first quarter of 1998 were consistent with the prior year's level.

     Finance and insurance revenue was $45 million for both the first quarter of 1998 and 1997.

     Costs and expenses. Manufacturing gross margin was 13.2% of sales for the first quarter of 1998 compared with 13.6% for the same period in 1997.

     Marketing and administrative expense increased to $96 million in 1998 from $83 million in the first quarter of 1997 reflecting investment in the implementation of the company's truck strategy to reduce costs and complexity in its manufacturing processes.

     Postretirement benefits expense decreased to $45 million in 1998 from $51 million in the first quarter of 1997 mainly as a result of higher expected return on plan assets.

     Engineering and research expense increased $5 million from first quarter 1997 to $35 million, reflecting the company's investment in its next generation vehicle program.

Liquidity and Capital Resources

     Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations.

     Historically, funds to finance the company's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made sales of finance receivables the most economical source of funding. Insurance operations are funded through internal operations.

     Total cash, cash equivalents and marketable securities of the company amounted to $182 million at January 31, 1998, $291 million at October 31, 1997 and $177 million at January 31, 1997.

     Cash used in operations during the first quarter of 1998 totaled $326 million, primarily from excess postretirement benefits funding of $271 million and from a net change in operating assets and liabilities of $75 million. During the first quarter, Transportation contributed $200 million to the Retiree Health Care Base Plan Trust and $100 million to the hourly pension plan which, net of expense, resulted in funding of $193 million and $78 million, respectively. The net change in operating assets and liabilities includes a $59 million decrease in receivables offset by a $25 million increase in inventories and by a $69 million decrease in accounts payable resulting from lower production.

     Investment programs provided $202 million in cash reflecting a net decrease in retail notes and lease receivables of $248 million. Other investment activities used $41 million for property and equipment leased to others and $23 million to fund capital expenditures to increase mid-range diesel engine capacity and for truck product improvements.

     Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $211 million offset by a $24 million net increase in long-term debt at NFC primarily due to increased capital lease funding and by a $204 million increase in loans from the Parent Company.

     Receivable sales were a significant source of funding in 1998 and 1997. During the first quarter of 1998 and of 1997, NFC sold $500 million and $486 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At January 31, 1998, the remaining shelf registration available to NFRRC was $973 million.

     During the first quarter of fiscal 1998, NFC entered into a $50 million forward treasury lock in anticipation of a May 1998 sale of retail receivables. NFC intends to close this position on the pricing date of the sale. Any gain or loss resulting from this transaction will be included in the gain or loss recognized on the sale of receivables in May 1998.

     As of January 1998, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of NFC had in place a $531 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. During the next few months $31 million will amortize and the commitment will be $500 million. At January 31, 1998, the remaining shelf registration available to NFSC for the issuance of investor certificates was $200 million.

     At January 31, 1998, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $767 million, of which $115 million was used to back short-term debt at January 31, 1998. The remaining $652 million, when combined with unrestricted cash and cash equivalents made $658 million available to fund the general business purposes of NFC at January 31, 1998.

       As of January 31, 1998, Transportation had open positions on future sales of $103 million of 30-year Treasury bonds and future purchases of a duration-weighted equivalent of 2-year Treasury bonds. These positions were closed in February resulting in a gain which was not material.

       Transportation purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $38 million at January 31, 1998. At January 31, the unrecognized gain on the CMO's was not material.

     Transportation had outstanding capital commitments of $72 million at January 31, 1998, primarily for increased manufacturing capacity at the Indianapolis engine plant and improvements to existing facilities and products.

     In January 1998, Moody's, Standard and Poors and Duff and Phelps raised Transportation's senior debt ratings from Ba2, BB, and BB to Ba1, BB+ and BB+, respectively. NFC's senior debt ratings increased from Ba2, BB and BB+ to Ba1, BB+ and BBB-. NFC's subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.

     On February 4, 1998 the Parent Company completed the private placement of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008 (the Senior Notes, together with the Senior Subordinated Notes, the "Old Notes"). The net proceeds from the sale of the Senior Notes were approximately $98 million (after deducting discounts to initial purchasers and expenses of the offering). Approximately $27 million was used to repay Transportation's 8% Secured Note due 2002 including accrued interest and approximately $47 million is expected to be used to repay Transportation's 9% Sinking Fund Debentures due 2004 including accrued interest. The net proceeds from the sale of the Senior Subordinated Notes (after deducting discounts to the initial purchasers and expenses in connection with the offering) were approximately $244 million and were used to redeem Navistar's Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Any remaining proceeds will be used for general corporate purposes, including working capital. On March 5, 1998, the Parent Company initiated an offer to exchange the Old Notes with new notes (the "Exchange Notes") which have been registered under the Securities Act of 1933, as amended. The Exchange Notes will evidence the same debt as the Old Notes (which they replace) and will be issued under and be entitled to the benefits of the Indentures governing the Old Notes.

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

Year 2000

     Transportation has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. Transportation plans to complete the modifications and testing process of all significant applications by July 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been and is not anticipated to be material to Transportation's financial position or results of operations and will be funded through operating cash flows.

     The costs of the project and the date on which Transportation believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In addition, Transportation has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which Transportation is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which Transportation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Transportation's systems, would not have a material adverse affect on Transportation.

New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly will have no impact on Transportation's reported financial position, results of operations and cash flows.

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the first quarter of 1998. An improvement in the number of new truck orders has increased Transportation's order backlog to 60,600 units at January 31, 1998 from 29,200 units at January 31, 1997. Retail deliveries in 1998 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     A stronger than expected economy has led Transportation to increase its estimates of demand. Transportation currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 220,000 units, a 12% increase from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 123,000 units, a 5% increase from 1997. Demand for school buses is expected to decline slightly in 1998 to 33,000 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 215,300 units, 17% higher than in 1997. Transportation's service parts sales are projected to grow 8% to $870 million.

     At the currently forecasted 1998 demand of 376,000 units, the entire truck industry is operating at or near capacity while Transportation's manufacturing facilities are near capacity. Additionally, constraints have been placed on Transportation's ability to meet certain customers' demands because of component parts availability.

     On March 5, 1998 Transportation announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

    Navistar International Transportation Corp. and Consolidated Subsidiaries


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.       Legal Proceedings

              Incorporated herein by reference from Item 3 - "Legal Proceedings" in Transportation's definitive Form 10-K dated December 22, 1997, Commission File No. 1-5236.


Item 6.       Exhibits and Reports on Form 8-K


                (a)   Exhibits:                                     10-Q Page
                                                                    ---------

                      3.   Articles of Incorporation and By-Laws       E-1
                      4.   Instruments Defining Rights of
                             Security Holders,                         E-2
                             Including Indentures
                     10.   Material Contracts                          E-3

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed
                      for the three  months ended
                      January 31, 1998.

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


March 17, 1998