Form 10-Q
period 1998-04-30
NAVISTAR INTERNATIONAL TRANSPORTATION CORP
filed 1998-06-12
CIK 51296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          (X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-5236

                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                             36-1264810
            ------------------------------             -------------------
           (State or other jurisdiction of             I.R.S. Employer
           incorporation or organization)              Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois           60611
 --------------------------------------------------    -------------------
         (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 10, 1998, the number of shares outstanding of the registrant's Common Stock was 1,000.

THE REGISTRANT IS A WHOLLY OWNED SUBSIDIARY OF NAVISTAR INTERNATIONAL CORPORATION AND MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF THE FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   NAVISTAR INTERNATIONAL TRANSPORTATION CORP.
                          AND CONSOLIDATED SUBSIDIARIES
                          --------------------------


                                      INDEX
                                     ---------
                                                                     Page
                                                                   Reference
                                                                   ---------
Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months and Six Months
           Ended April 30, 1998 and 1997.......................        3

     Statement of Financial Condition --
         April 30, 1998, October 31, 1997 and April 30, 1997...        4

     Statement of Cash Flow --
         Six Months Ended April 30, 1998 and 1997..............        5

     Notes to Financial Statements.............................        6

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition............       10

Part II. Other Information:

     Item 1.    Legal Proceedings...............................      16

     Item 6.    Exhibits and Reports on Form 8-K................      16

     Signature..................................................      17

Exhibit 3.......................................................     E-1
Exhibit 4.......................................................     E-2
Exhibit 10......................................................     E-3

                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ---------------------------------------------------------------------------------------
 Millions of dollars
 ---------------------------------------------------------------------------------------
                                                       Navistar International
                                                         Transportation Corp.
                                                   and Consolidated Subsidiaries
                                             -------------------------------------------
                                             Three Months Ended         Six Months Ended
                                                  April 30                  April 30
                                             ------------------         ----------------
                                               1998      1997            1998      1997
                                              ------    ------          ------    ------
Sales and revenues
Sales of manufactured products ..........     $1,955    $1,493          $3,607    $2,733
Finance and insurance revenue ...........         47        43              92        88
Other income ............................          6         7              12        11
                                              ------    ------          ------    ------
  Total sales and revenues ..............      2,008     1,543           3,711     2,832
                                              ------    ------          ------    ------

Costs and expenses
Cost of products and services sold ......      1,677     1,292           3,117     2,368
Postretirement benefits .................         43        57              88       108
Engineering and research expense ........         46        32              81        62
Marketing and administrative expense ....         95        87             191       170
Interest expense ........................         43        41              82        79
Financing charges on sold receivables ...          7         5              15        12
Insurance claims and underwriting expense          9         9              18        17
                                              ------    ------          ------    ------
  Total costs and expenses ..............      1,920     1,523           3,592     2,816
                                              ------    ------          ------    ------

    Income before income taxes ..........         88        20             119        16
    Income tax expense ..................         11         4              20        15
                                              ------    ------          ------    ------
Net income ..............................     $   77    $   16              99    $    1
                                              ======    ======          ======    ======

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
----------------------------------------------------------------------------------------
Millions of dollars
----------------------------------------------------------------------------------------
                                             Navistar International Transportation Corp.
                                                     and Consolidated Subsidiaries
                                            --------------------------------------------
                                             April 30        October 31        April 30
                                               1998             1997             1997
                                            ----------       ----------       ----------
ASSETS
-----------------------------------
Cash and cash equivalents .........           $  106           $  164           $   40
Marketable securities .............              127              127              132
                                              ------           ------           ------
                                                 233              291              172
Receivables, net ..................            2,026            1,827            1,614
Inventories .......................              547              484              503
Property, net of accumulated
  depreciation and amortization
  of $890, $846, and $874..........              824              752              748
Investments and other assets ......              304              304              301
Intangible pension assets .........              212              212              267
                                              ------           ------           ------
Total assets ......................           $4,146           $3,870           $3,605
                                              ======           ======           ======
LIABILITIES AND SHAREOWNER'S EQUITY
-----------------------------------
Liabilities
Accounts payable, principally trade           $1,129           $1,082           $  907
Debt due Parent Company ...........              833              833              881
Debt:
  Manufacturing operations ........               61               92              109
  Financial services operations ...            1,592            1,224            1,213
Postretirement benefits liability .              910            1,186            1,200
Other liabilities .................              936              868              801
                                              ------           ------           ------
    Total liabilities .............            5,461            5,285            5,111
                                              ------           ------           ------

Commitments and contingencies

Shareowner's equity
Capital stock (1,000 shares issued)              786              786              786
Retained earnings (deficit) .......           (2,101)          (2,201)          (2,292)
                                              ------           ------           ------
    Total shareowner's equity .....           (1,315)          (1,415)          (1,506)
                                              ------           ------           ------
Total liabilities                             $4,146           $3,870           $3,605
  and shareowner's equity .........           ======           ======           ======

See Notes to Financial Statements.

 STATEMENT OF CASH FLOW (Unaudited)
 --------------------------------------------------------------------------
 For the Six Months Ended April 30 (Millions of dollars)
 --------------------------------------------------------------------------
                                                    Navistar International
                                                   Transportation Corp. and
                                                  Consolidated Subsidiaries
                                                  -------------------------
                                                     1998            1997
                                                    ------          ------
Cash flow from operations
Net income .....................................    $   99          $    1
Adjustments to reconcile net income
to cash used in operations:
  Depreciation and amortization ................        79              60
  Postretirement benefits funding in excess
    of expense .................................      (283)           (145)
  Other, net ...................................       (18)            (16)
Change in operating assets and liabilities:
  Receivables ..................................      (145)            (69)
  Inventories ..................................       (62)            (18)
  Prepaid and other current assets .............       (10)             (5)
  Accounts payable .............................        51              93
  Other liabilities ............................        76              18
                                                    ------          ------
Cash used in operations ........................      (213)            (81)
                                                    ------          ------
Cash flow from investment programs
Purchase of retail notes and lease receivables .      (576)           (445)
Collections/sales of retail notes
   and lease receivables .......................       520             518
Purchase of marketable securities ..............       (26)            (53)
Sales or maturities of marketable securities ...        28              66
Capital expenditures ...........................       (62)            (58)
Property and equipment leased to others ........       (88)            (16)
Other investment programs, net .................        16               5
                                                    ------          ------
Cash (used in) provided by investment programs .      (188)             17
                                                    ------          ------

Cash flow from financing activities
Issuance of debt ...............................        92              79
Principal payments on debt .....................       (61)            (18)
Net increase  (decrease)  in notes and debt
  outstanding  under  bank  revolving credit
  facility and asset-backed and other commercial
  paper programs ...............................       312            (158)
Net decrease in loan from Navistar International
  Corporation ..................................         -              (3)
                                                    ------          ------
Cash provided by (used in) financing activities.       343            (100)
                                                    ------          ------
Cash and cash equivalents
  Decrease during the period ...................       (58)           (164)
  At beginning of the year .....................       164             204
                                                    ------          ------
Cash and cash equivalents at end of the period .    $  106          $   40
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

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first six months of 1998 and 1997 were $85 million and $79 million, respectively.

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

Note D.  Inventories

       Inventories are as follows:

                                April 30          October 31           April 30
Millions of dollars               1998               1997                1997
-------------------------------------------------------------------------------
Finished products...........    $    245           $    222           $    268
Work in process.............         141                105                101
Raw materials and supplies..         161                157                134
                                --------           --------           --------
Total inventories...........    $    547           $    484           $    503
                                ========           ========           ========

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments

         Transportation purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $36 million at April 30, 1998. At April 30, the unrecognized gain on the CMOs was not material.

       In June 1998, Navistar Financial Corporation, (NFC) sold $501 million of retail notes, net of unearned finance income, recognizing a gain of $8 million on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes.

       NFC entered into $400 million of forward treasury locks in anticipation of a June 1998 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into a $100 million forward treasury lock in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

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

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. Transportation is currently assessing the impact of this statement on its results of operations and financial position.

Note G.  Debt and Equity Offerings

     On February 4, 1998 Navistar issued $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008. The proceeds of the Senior Notes were used to prepay an 8% Secured Note due 2002 and will be used to redeem the 9% Sinking Fund Debentures on June 15, 1998. (The company called the 9% Sinking Fund Debentures during May 1998). The proceeds of the Senior

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note G.  Debt and Equity Offerings (continued)

Subordinated Notes were used to redeem the Parent Company's $240 million, $6.00 Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Excess proceeds from both debt issues will be used for general working capital purposes.

       On June 8, 1998, a secondary public offering of the common stock of the Parent Company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. Navistar has also granted the underwriters an option to purchase up to an additional 1.3 million shares to cover over-allotments, if any. The company did not receive any proceeds from the sale of the shares in the offering but will pay expenses related to this offering estimated at $14 million, which will be expensed in the third quarter of 1998.

Note H.  Supplemental Financial Information

Navistar International Transportation Corp. (with financial services operations operations on an equity basis) in millions of dollars:

                                        Three Months Ended      Six Months  Ended
                                              April 30               April 30
                                       --------------------    --------------------
Condensed Statement of Income            1998        1997        1998        1997
----------------------------------     --------    --------    --------    --------
Sales of manufactured products......   $  1,955    $  1,493    $  3,607    $  2,733
Other income........................          5           7          10           9
                                       --------    --------    --------    --------
Total sales and revenues............      1,960       1,500       3,617       2,742
                                       --------    --------    --------    --------

Cost of products sold...............      1,670       1,287       3,104       2,358
Postretirement benefits.............         43          57          88         108
Engineering and research expense....         46          32          81          62
Marketing and administrative expense         86          79         173         154
Other expenses......................         46          41          94          83
                                       --------    --------    --------    --------
Total costs and expenses............      1,891       1,496       3,540       2,765
                                       --------    --------    --------    --------

Income before income taxes
  Manufacturing operations..........         69           4          77         (23)
  Financial services operations.....         19          16          42          39
                                       --------    --------    --------    --------
    Income before income taxes......         88          20         119          16
    Income tax expense..............         11           4          20          15
                                       --------    --------    --------    --------
Net income..........................   $     77    $     16    $     99    $      1
                                       ========    ========    ========    ========

    Navistar International Transportation Corp. and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Supplemental Financial Information  (continued)

Navistar International Transportation Corp. (with financial services operations on an equity basis) in millions of dollars:

                                             April 30       October 31       April 30
                                               1998            1997            1998
                                             --------       ----------       --------
Condensed Statement of Financial Condition
------------------------------------------
Cash, cash equivalents
  and marketable securities...............   $     39        $    128        $     12
Inventories...............................        533             471             473
Property and equipment, net...............        620             623             637
Equity in nonconsolidated subsidiaries....        323             322             306
Other assets..............................        868             921             775
                                             --------        --------        --------
Total assets..............................   $  2,383        $  2,465        $  2,203
                                             ========        ========        ========

Accounts payable, principally trade.......   $  1,095        $  1,042        $    862
Postretirement benefits liabilities.......        902           1,178           1,192
Other liabilities.........................      1,701           1,660           1,655
Shareowner's equity.......................     (1,315)         (1,415)         (1,506)
                                             --------        --------        --------
     Total liabilities
         and shareowner's equity...........  $  2,383        $  2,465        $  2,203
                                             ========        ========        ========

                                                           Six Months Ended
                                                               April 30
                                                        -----------------------
Condensed Statement of Cash Flow                           1998           1997
-----------------------------------------------         --------       --------
Cash flow from operations
Net income.....................................         $     99        $     1
Adjustments to reconcile net income
  to cash used in operations:
     Depreciation and amortization.............               64             49
     Postretirement benefits funding
       in excess of expense....................             (283)          (145)
     Other, net................................              (10)             -
     Change in operating assets and liabilities              127             94
                                                        --------        -------
Cash used in operations........................               (3)            (1)
                                                        --------        -------

Cash flow from investment programs
Sales or maturities of marketable securities...               -              5
Capital expenditures...........................             (62)           (58)
Receivable from Navistar Financial Corporation.              (8)           (98)
Other investment programs, net ................              16              4
                                                       --------       --------
Cash used in investment programs...............             (54)          (147)
                                                       --------        -------

Cash flow from financing activities............             (32)           (10)
                                                       --------       --------

Cash and cash equivalents
Decrease during the period.....................             (89)          (158)
At beginning of the year.......................             128            170
                                                       --------       --------
Cash and cash equivalents at end of the period.        $     39       $     12
                                                       ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Certain statements under this caption constitute "forward-looking statements" under the Reform Act, which involve risks and uncertainties. Navistar International Transportation Corp'.s. actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading "Business Environment."

       Second Quarter Ended April 30, 1998

       Transportation reported net income of $77 million for the second quarter ended April 30, 1998, compared with net income of $16 million for the comparable quarter last year.

       Transportation's manufacturing operations reported income before income taxes of $69 million compared with pretax income of $4 million in the second quarter of 1997 reflecting an increase in the demand for trucks and engines. The financial services operations' pretax income for the second quarter of 1998 was $19 million compared with $16 million in the prior year reflecting increased finance receivable balances.

Sales and Revenues. Second quarter 1998 industry retail sales of Class 5 through 8 trucks totaled 96,600 units, which is 10% higher than the 87,500 units sold during this period in 1997. Class 8 heavy truck sales of 56,500 units during the second quarter of 1998 were 15% higher than the 1997 level of 49,000 units.
Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 4% to 40,100 units. Industry sales of school buses, which accounted for 18% of the medium truck market, increased 2%.

       Sales and revenues for the second quarter of 1998 totaled $2,008 million, 30% higher than the $1,543 million reported for the comparable quarter in 1997. Sales of trucks, mid-range diesel engines and service parts for the second quarter of 1998 totaled $1,955 million compared with $1,493 million reported for the same period in 1997.

       The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 29.6% market share for the second quarter of 1998, an increase from the 26.9% market share reported in 1997. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association, and R.L. Polk & Company.)

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the second quarter of 1998 totaled 56,000 units, a 16% increase from the same period of 1997. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

       Service parts sales of $217 million in the second quarter of 1998 increased 7% from the prior year's level.

     Finance and insurance revenue of $47 million in the second quarter of 1998 increased 9% from 1997, primarily as a result of increased retail notes and lease financing receivables.

Costs and expenses.   Manufacturing  gross  margin was 14.6% of  sales for  the
second quarter of 1998 compared with 13.8% for the same period in 1997.

       Consolidated marketing and administrative expense increased to $95 million in 1998 from $87 million in the second quarter of 1997 reflecting investment in the implementation of the company's truck strategy to reduce costs and complexity in its manufacturing processes and an increase in the provision for payment to employees as provided by the company's performance incentive programs.

       Postretirement benefits expense decreased to $43 million in 1998 from $57 million in the second quarter of 1997 mainly as a result of higher excepted return on plan assets.

     Engineering and research expense increased $14 million from the second quarter of 1997 to $46 million, reflecting the company's investment in its NGV program.

       Six Months Ended April 30, 1998
       -------------------------------

       Pretax income for the first six months of 1998 was $119 million compared with $16 million reported for the same period of 1997. The company's manufacturing operations reported income before income taxes of $77 million during this period, compared with a pretax loss of $23 million reported in 1997. The financial services operations' pretax income for the first six months of 1998 was $42 million, an increase from the $39 million reported in 1997. This change is primarily a result of an increase in finance receivable balances.

       Manufacturing operations' sales and revenues during this period totaled $3,617 million, an increase of 32% from 1997. During the first six months of 1998, sales of trucks increased 42% while sales of diesel engines to original equipment manufacturers increased 16%. Service parts sales were 3% higher than in the same period of 1997. Finance and insurance revenue was $92 million during the first two quarters of 1998 compared with $88 million in 1997.

       Industry retail sales of Class 5 through 8 trucks during the first six months of 1998 totaled 182,200 units, an increase from the 159,600 units sold during this period in 1997. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first two quarters of the year with a 29.4% market share, an increase over the 26.7% market share reported for the same period last year.

       Manufacturing gross margin for the first six months of 1998 was 13.9% compared with 13.7% in 1997. Consolidated marketing and administrative expense was $191 million during this period compared with $170 million during the first two quarters of 1997. The factors which influenced marketing and administrative expense, postretirement benefits expense and engineering and research expense during the second quarter of 1998 were also primarily responsible for the changes during the first half of the year.

Liquidity and Capital Resources

       Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations.

       Historically, funds to finance Transportation's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made sales of finance receivables the most economic source of funding. Insurance operations are funded through internal operations.

       Total cash, cash equivalents and marketable securities of Transportation amounted to $233 million at April 30, 1998, $291 million at October 31, 1997 and $172 million at April 30, 1997.

       Cash used in operations during the first six months of 1998 totaled $213 million primarily from excess postretirement benefits funding of $283 million and from a net change in operating assets and liabilities of $90 million offset by net income of $99 million and $61 million of other noncash items, principally depreciation. In addition to regular postretirement benefit payments, the company contributed $200 million to the Retiree Health Care Base Plan Trust and $100 million to the hourly pension plan during the first six months of 1998. The net change in operating assets and liabilities included a $145 million increase in receivables primarily due to strong sales during the first six months of 1998. The $62 million increase in inventory, the $76 million increase in other liabilities and the $51 million increase in accounts payable were primarily due to timing of cash payments and higher production volume.

       Investment programs used $188 million in cash reflecting a net increase in retail notes and lease receivables of $56 million and $88 million for property and equipment leased to others. In addition, $62 million was used to fund capital expenditures to increase mid-range diesel engine capacity and for truck product improvements.

       Financing activities provided $343 million in cash primarily due to an increase of $312 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper program as well as a $31 million net increase in debt.

       On June 8, 1998, a secondary public offering of the common stock of the Parent Company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. Navistar has also granted the underwriters an option to purchase up to an additional 1.3 million shares to cover over-allotments, if any. The company did not receive any proceeds from the sale of the shares in the offering but will pay expenses related to this offering estimated at $14 million, which will be expensed in the third quarter of 1998.

     During May 1998, the company called its 9% Sinking Fund Debentures due June 2004. These debentures will be redeemed on June 15, 1998 for approximately $47 million including accrued interest.

       Receivable sales were a significant source of funding in 1998 and 1997. During the first six months of 1998 and of 1997, NFC sold $500 million and $486 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At April 30, 1998, the remaining shelf registration available to NFRRC was $973 million.

       At April 30, 1998, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $242 million, of which $138 million was used to back short-term debt at April 30, 1998. The remaining $104 million, when combined with unrestricted cash and cash equivalents made $143 million available to fund the general business purposes of NFC at April 30, 1998.

     Transportation purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $36 million at April 30, 1998. At April 30, the unrecognized gain on the CMOs was not material.

       In June 1998, NFC sold $501 million of retail notes, net of unearned finance income, recognizing a gain of $8 million on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes.

       NFC entered into $400 million of forward treasury locks in anticipation of a June 1998 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into a $100 million forward treasury lock in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

       The company had outstanding capital commitments of $107 million at April 30, 1998, primarily for increased manufacturing capacity at the Indianapolis engine plant and improvements to existing facilities and products.

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

       In addition, Transportation has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems or products of other companies, including Transportation's dealers, on which Transportation relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Transportation's systems, would not have a material adverse affect on Transportation.

Impact of Government Regulation

     For model year 1998, the U.S. EPA has issued conditional certification of conformance for electronically-controlled diesel engines while it investigates whether these engines fully comply with regulations concerning nitrogen oxide emissions. In particular, the U.S. EPA is focusing on whether certain electronics strategies used to attain fuel economy have an adverse impact on nitrogen oxide emissions. In connection with its investigation the U.S. EPA has made demand upon Transportation that it enter into a consent decree providing, among other things, for the payment of fines in excess of $100,000 for alleged violations of U.S. EPA emissions standards. Transportation believes the diesel engines manufactured by it are in compliance with all applicable U.S. EPA standards and is engaged in confidential discussions with the U.S. EPA in an effort to resolve this issue. It is premature at this time to predict the final results of these discussions.

New Pronouncements

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

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement defines which costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. Transportation is currently assessing the impact of this statement on its results of operations and financial position.

Business Environment

       Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the second quarter of 1998. An improvement in the number of new truck orders has increased Transportation's order backlog to 65,400 units at April 30, 1998 from 34,900 units at April 30, 1997. Retail deliveries in 1998 continue to be highly dependent on the rate at which new truck orders are received. Transportation will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

       A stronger than expected economy has led Transportation to increase its estimates of demand. Transportation currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 230,000 units, a 17% increase from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 127,000 units, an 8% increase from 1997. Demand for school buses is expected to decline slightly in 1998 to 32,000 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 215,500 units, 17% higher than in 1997. Transportation's service parts sales are projected to grow 9% to $875 million.

       At the currently forecasted 1998 demand of 389,000 units, the entire truck industry is operating at or near capacity while Transportation's manufacturing facilities are near capacity. Additionally, constraints have been placed on Transportation's ability to meet certain customers' demands because of component parts availability.

       During March 1998, Transportation announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

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


Item 6.       Exhibits and Reports on Form 8-K

                (a)   Exhibits:
                                                                      10-Q Page
                                                                      ---------

                      3.   Articles of Incorporation and By-Laws          E-1
                      4.   Instruments Defining Rights of Security
                           Holders, Including Indentures                  E-2
                      10.  Material Contracts                             E-3

                (b) Reports on Form 8-K:

                      No reports on Form 8-K were filed for the three months ended April 30, 1998.

                                    SIGNATURE
                                -----------------

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


June 12, 1998